Form 10-Q
period 1995-09-30
KRUPP REALTY FUND LTD III
filed 1995-11-08
CIK 702117

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to



                 Commission file number          0-11210


                           Krupp Realty Fund, Ltd.-III


            Massachusetts                                          04-2763323
(State or other jurisdiction of                                 (IRS employer
incorporation or organization)                             identification no.)


470 Atlantic Avenue, Boston, Massachusetts                            02210
(Address of principal executive offices)                           (Zip Code)


                                 (617) 423-2233
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

                       PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                               September 30,  December 31,
                                                   1995           1994
Multi-family apartment complexes,
   less accumulated depreciation of
   $16,015,835 and $14,767,489
   respectively                                $12,541,855   $12,958,461
Cash and cash equivalents                          699,643       836,785
Required repair and
   replacement reserves                            339,835       609,608
Cash restricted for tenant
   security deposits                               201,407       194,780
Mortgage escrows and other assets                  703,014       658,234
Deferred expenses, net of accumulated
   amortization of $109,719 and $75,302
   respectively                                    409,865       444,282

      Total assets                             $14,895,619   $15,702,150


                      LIABILITIES AND PARTNERS' DEFICIT


Mortgage notes payable                         $19,905,046   $20,131,682
Accounts payable                                   222,603       244,082
Accrued expenses and other liabilities             580,558       616,030

   Total liabilities                            20,708,207    20,991,794

Investor Limited Partners
   (25,000 Units outstanding)                   (4,660,065)   (4,163,269)
Original Limited Partner                          (880,220)     (859,302)
General Partners                                  (272,303)     (267,073)

   Total Partners' deficit                      (5,812,588)   (5,289,644)

      Total liabilities and partners' deficit  $14,895,619   $15,702,150

                   The accompanying notes are an integral
                      part of the financial statements.

                KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                     For the Three Months Ended   For the Nine Months Ended
                                            September 30,                September 30,
                                         1995            1994         1995           1994
Revenue:
   Rental                            $1,555,939      $1,524,759   $4,708,791     $4,555,595
   Other income                           4,950          22,708       44,704         58,775

       Total revenue                  1,560,889       1,547,467    4,753,495      4,614,370
Expenses:
   Operating (including
     reimbursements to affiliates
     of $39,153, $57,173, $79,946
     and $171,518, respectively)        447,649         469,404    1,269,871      1,437,166
   Maintenance                          147,596         153,734      400,060        356,833
   General and administrative
     (including reimbursements of
     $2,532, $14,309, $7,596
     and $42,924, respectively)          64,747          43,409       91,699         88,308
   Real estate taxes                    127,272         124,615      385,744        384,081
   Management fees to an affiliate       79,256          76,640      237,497        228,176
   Depreciation and amortization        434,880         362,887    1,282,763      1,063,289
   Interest                             430,220         436,704    1,295,655      1,358,509

       Total expenses                 1,731,620       1,667,393    4,963,289      4,916,362

   Net Loss                          $ (170,731)     $ (119,926)  $ (209,794)    $(301,992)


Allocation of net loss (Note 2):

   Per Unit of Investor Limited
    Partner Interest (25,000
    Units Outstanding)               $    (6.49)     $    (4.56)  $    (7.97)  $ (11.48)

   Original Limited Partner          $   (6,829)     $   (4,797)  $   (8,392)    $(12,080)

   General Partners                  $   (1,707)     $   (1,199)  $   (2,098)    $(3,020)


                     The accompanying notes are an integral
                        part of the financial statements.

                 KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  For the Nine Months Ended
                                                        September 30,
                                                      1995          1994
Operating activities:
   Net loss                                       $  (209,794)  $ (301,992)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization              1,282,763    1,063,289
         Increase in cash restricted
            for tenant security deposits               (6,627)      (3,761)
         Decrease (increase) in mortgage escrows
            and other assets                          (44,780)     181,483
         Decrease (increase) in accounts payable      (21,479)     177,615
         Decrease in accrued expenses
            and other liabilities                     (35,472)    (114,778)

               Net cash provided by operating
                  activities                          964,611    1,001,856

Investing activities:
   Additions to fixed assets                         (831,740)    (994,658)
   Funding of replacement reserve                     (46,422)        -
   Decrease in required repairs and replacement
      reserves                                        316,195      295,650

               Net cash used in investing
                  activities                         (561,967)    (699,008)

Financing activities:
   Distributions                                     (313,150)    (104,349)
   Principal payments on mortgage notes payable      (226,636)    (207,257)
   Deferred expenses                                     -          (8,088)

               Net cash used in financing
                  activities                         (539,786)    (319,694)

Net decrease in cash and cash equivalents            (137,142)     (16,846)

Cash and cash equivalents, beginning of the period    836,785    1,044,064

Cash and cash equivalents, end of the period      $   699,643   $1,027,218

                     The accompanying notes are an integral
                        part of the financial statements.

                 KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Fund, Ltd.-III, (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. Certain prior year balances have been reclassified to conform with the current year consolidated financial statement presentation.

     The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


(2)  Summary of Changes in Partners' Deficit

     A summary of changes in Partners' Deficit for the nine months ended September 30, 1995 is as follows:

                         Investor      Original                 Total
                         Limited       Limited     General     Partners'
                         Partners      Partner     Partners     Deficit
     Balance at
     December 31, 1994  $(4,163,269)  $(859,302)  $(267,073)  $(5,289,644)

     Net Loss              (199,304)     (8,392)     (2,098)     (209,794)

     Distributions         (297,492)    (12,526)     (3,132)     (313,150)

     Balance at
     September 30, 1995 $(4,660,065)  $(880,220)  $(272,303)  $(5,812,588)

                KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the potential refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the partnership agreement, will then be available for distribution to the Partners. There is sufficient Cash Flow during the current year to distribute at a rate of 1 1/2% of remaining invested capital. The General Partners plan to review the Partnership's distribution policy semi-annually, and will increase the rate if Cash Flow is available after adequate reserves.

     The Partnership has spent approximately $448,000 on improvements at Brookeville Apartments ("Brookeville") during 1995, of which a significant portion has been funded from the replacement reserve escrow. Ongoing renovations include the replacement of cabinets, countertops, carpeting, and most of the units appliances. Dorsey's/Oakland Apartments and Hannibal Grove Apartments have funded $168,000 and $212,000, respectively, of improvements in 1995.

        The Partnership expects the occupancy of its properties to remain stable in 1995, with the opportunity for a slight increase. The renovations at Brookeville have been completed and the improved physical condition should increase the occupancy level at Brookeville.


Cash Flow

     Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow for the nine months ended September 30, 1995.

                                                         Rounded to $1,000

Net income for tax purposes                                   $    69,000

Items not requiring or providing (requiring)
   the use of operating funds:
      Tax basis depreciation and amortization                   1,004,000
      Principal payments on mortgages                            (227,000)
      Expenditures for capital improvements                      (832,000)
      Amounts released from working capital reserve               299,000

Cash flow                                                      $  313,000

                                  Continued

                KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Operations

   The increase in rental revenue during the three and nine months ended September 30, 1995 as compared to the same period in 1994, was due to increases in rental rates at all the Partnerships properties. The increase in the rental rates is directly related to the capital improvement programs undertaken at the properties. Occupancy at the properties has remained stable. In August, Brookeville completed the process of rebuilding seven units destroyed by fire during the first quarter of 1995. The property was fully covered by insurance.

   Total expenses were relatively stable during the three and nine months ended September 30, 1995 as compared to the same period in 1994 with the exception of operating and depreciation expenses. The decrease in operating expenses was due to management's efforts to reduce reimbursable costs. Certain of these cost savings are anticipated to continue throughout the fourth quarter of 1995. Depreciation expense increased during the three and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of the ongoing renovations at the Partnerships properties.

                        KRUPP REALTY FUND, LTD. - III

                         PART II - OTHER INFORMATION




Item 1. Legal Proceedings
        Response:  None

Item 2. Changes in Securities
        Response:  None

Item 3. Defaults upon Senior Securities
        Response:  None

Item 4. Submission of Matters to a Vote of Security Holders
        Response:  None

Item 5. Other Information
        Response:  None

Item 6. Exhibits and Reports on Form 8-K
        Response:  None

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Krupp Realty Fund, Ltd. - III
                                          (Registrant)



                                 BY: /s/Marianne Pritchard
                                     Marianne Pritchard
                                     Treasurer and Chief Accounting Officer
                                     of The Krupp Corporation, a General
                                     Partner of the registrant.




DATE: November 2, 1995