Form 10-K
period 1995-12-31
KRUPP REALTY FUND LTD III
filed 1996-03-28
CIK 702117

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      for the fiscal year ended       December 31, 1995

                                        OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from                  to

         Commission file number          0-11210

                           Krupp Realty Fund, Ltd.-III
              (Exact name of registrant as specified in its charter)

   Massachusetts                                         04-2763323
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                    Identification No.)

   470 Atlantic Avenue, Boston, Massachusetts       02210
   (Address of principal executive offices)            (Zip Code)

   (Registrant's telephone number, including area code)  (617) 423-2233

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities  registered pursuant  to  Section 12(g)  of the  Act:   Units of
   Investor Limited Partner Interest

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes   X     No


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

   Aggregate market value of voting securities held by non-affiliates: Not applicable, since securities are non-voting.

   Documents incorporated by reference:  Part IV, Item 14.

   The exhibit index is located on pages 9-11.

                                      PART I

   ITEM 1.    BUSINESS

      Krupp Realty Fund, Ltd.-III (the "Partnership") is a limited partnership formed on April 23, 1982 with The Krupp Company and The Krupp Corporation as the General Partners. The Partnership issued all of the Original Limited Partner Interests to The Krupp Company (See Note A to Consolidated Financial Statements included in Item 8 (Appendix A) of this report for additional information). The primary business of the Partnership is to invest in, operate, refinance and ultimately dispose of properties and related assets of the Partnership. The Partnership considers itself to be engaged only in the industry segment of investment in real estate.

      The Partnership's real estate  investments are subject to some  seasonal fluctuations due to changes in utility consumption and seasonal maintenance expenditures. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's investments are located, real estate tax rates, operating expenses, energy costs, government regulations, and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect is anticipated in the future.

      The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the areas of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) possible adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic and local conditions, such as competitive over-building, increased unemployment or adverse changes in real estate zoning laws, and the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (v) other circumstances over which the Partnership may have little or no control.

      As of December 31, 1995, there were 26 full and part-time on-site personnel employed by the Partnership.

   ITEM 2.  PROPERTIES

      As of December 31, 1995, the Partnership had leveraged investments in three apartment complexes having an aggregate of 990 units.

      A summary of the Partnership's real estate investments is presented below.

                                                                       Average Occupancy
                                             Year                         December 31,
               Description                Acquired Total Units   1995  1994  1993  1992  1991

               Brookeville Apartments
               Columbus, Ohio               1983    424 Units     94%   94%   93%   95%   94%

               Hannibal Grove Apartments
               Columbia, Maryland           1983    316 Units     93%   94%   88%   86%   89%

               Dorsey's Forge Apartments
               and Oakland Meadows
               Columbia, Maryland           1983    250 Units     94%   95%   92%   93%   89%

         In July 1993, in conjunction with the refinancing of Brookeville Apartments with the Department of Housing and Urban Development ("HUD"), the General Partners of the Partnership created Brookeville Apartments Limited Partnership ("Brookeville L.P."). The property was subsequently transferred to Brookeville L.P., with the Partnership retaining a 100% interest in Brookeville L.P..

   ITEM 3.     LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Partnership is a party or of which any of its property is the subject.

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

   ITEM 5.     MARKET   FOR  THE  REGISTRANT'S   COMMON  EQUITY   AND  RELATED
               STOCKHOLDER MATTERS

         The transfer of units of Limited Partner Interest (the "Units") is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

         The number of Investor Limited Partners as of December 31, 1995 was approximately 1,700.

         One of the objectives of the Partnership is to generate cash available for distribution, however, there is no assurance that future operations will generate cash available for distribution. The Partnership discontinued distributions during 1990 because of insufficient operating cash flow. Subsequently, property operations improved and distributions were reinstituted and paid in August, 1994. The Partnership anticipates that distributions will continue and be paid semi-annually.

         The Partnership made the following distributions to its Partners during the years ended December 31, 1995 and 1994:

                                                  Year Ended December 31,

                                                 1995                    1994
                                            Amount   Per Unit      Amount   Per Unit
            Limited Partners:


               Investor Limited Partner
                Interest (25,000 Units
                outstanding)               $297,495  $11.90       $ 99,132   $3.97

               Original Limited Partner      12,526                  4,174

            General Partners                  3,132                  1,043

                                           $313,153               $104,349

   ITEM 6.     SELECTED FINANCIAL DATA

               The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements which are included in Items 7 and 8 of this report, respectively.

                                                   Year Ended December 31,
                                 1995          1994         1993           1992        1991

         Revenue from
          Operations         $ 6,352,337   $ 6,215,466  $ 5,757,960    $ 6,023,650  $10,689,462

           Gain on sale of
            property                -           -            -             222,388    9,675,156

         Total Revenue       $ 6,352,337   $ 6,215,466  $ 5,757,960    $ 6,246,038  $20,364,618

         Net income (loss)   $  (547,893)  $  (453,031) $(1,521,667)   $  (898,682) $ 6,890,572

         Net income (loss)
          allocated to Partners:

         Investor Limited
          Partners              (520,498)     (430,380)  (1,445,583)      (853,748)   6,546,043

           Per Unit               (20.82)       (17.22)      (57.82)        (34.15)      261.84

         Original
          Limited Partner           -          (18,121)     (60,867)       (35,947)     275,623

         General
          Partners               (27,395)       (4,530)     (15,217)        (8,987)      68,906

         Total assets at
          December 31         14,384,144    15,702,150   16,561,486     16,366,735   17,901,355

         Long-term
          obligations
          at December 31      19,491,853    19,827,968   20,133,422     18,676,323   18,856,173

         Distributions
          to Partners:

          Investor
           Limited
           Partners              297,495        99,132         -              -            -

          Per Unit                 11.90          3.97         -              -            -

          Original
           Limited
           Partner                12,526         4,174         -              -            -

          General
           Partners                3,132         1,043         -              -            -

   Prior performance of the Partnership is not necessarily indicative of future operations.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

      The Partnership's ability to generate cash  adequate to meet its  needs
   is  dependent  primarily   upon  the  operations   of  its  real   estate
   investments. Such ability is also dependent upon the future availability of bank borrowings and the potential refinancing and sale of the
   Partnership's remaining  real  estate  investments.    These  sources  of
   liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and
   expenses.   Cash Flow, if any, as  calculated under Section 8.2(a) of the
   Partnership Agreement, will then be available for distribution to the Partners. Due to improvements in the operations of the properties and reduced debt service, the Partnership had sufficient cash flow in 1994 to
   reinstate  distributions at  a rate  of  $3.97 per  Unit.   In 1995,  the
   distribution  rate  increased  to   $11.90  per  Unit.    In   1996,  the
   distribution rate is scheduled to increase to a rate of $15.86 per Unit.

      Renovations at the Partnership's properties have resulted in higher occupancies and increased rental revenue through 1994 and into 1995. The
   Partnership   is  planning   on   spending  approximately   $467,000   on
   improvements  at  Brookeville  in  1996  including  the  replacement   of
   cabinets, countertops, carpeting and appliances, of which approximately $125,000 will be funded from the replacement reserve escrow. Dorsey's Forge and Oakland Meadows ("Dorsey's") and Hannibal Grove ("Hannibal") are budgeting $260,000 and $435,000, respectively, in improvements in 1996.

   Cash Flow

      Shown  below,   as  required  by  the  Partnership  Agreement,  is  the
   calculation of Cash Flow  of the Partnership for the  year ended December
   31, 1995.   The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating
   performance.   However, Cash Flow should  not be considered by the reader as a substitute to net income(loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                   Rounded to $1,000

              Net loss for tax purposes                              $  (200,000)

              Items not requiring or (requiring) the use
               of operating funds:
                Tax basis depreciation and amortization                1,391,000
                Principal payments on mortgage notes payable            (306,000)
                Expenditures for capital improvements                 (1,064,000)
                Amounts released from working capital reserves           544,000

              Cash Flow                                              $   365,000

   Operations

   1995 Compared to 1994

      In comparing 1995 to  1994, cash flow improved primarily as a result of
   a   reduction  in capital expenditures.   The increase  in rental revenue
   during 1995 as compared  to 1994 is due  to increases in rental  rates at
   all  the Partnership's  properties.   The  increase  in rental  rates  is
   related to the capital improvement programs undertaken at the properties. Average occupancy at Hannibal and Dorsey's remained relatively stable during 1995 at 93% and 94%, respectively. Occupancy remained stable at Brookeville despite a fire during 1995.

      Total expenses of the Partnership, net of depreciation, have decreased slightly in 1995, as compared to 1994. Savings in operating expenses
   were due to management's  efforts in reducing reimbursable costs.   These
   savings were offset by an increase in maintenance expenses due to minor fire damage at Brookeville. Depreciation increased in 1995, as compared to 1994, as a result of capital improvement programs at the properties.

      The Partnership expects occupancy to remain stable in 1996, with the opportunity for a slight increase. Renovations at Brookeville will take place throughout the year, and the improved physical condition should increase the occupancy level and rental revenue at Brookeville.

   1994 Compared to 1993

      In comparing 1994 to 1993, the increase in cash flow was primarily due to increased rental revenue and a reduction in interest expense. The increase in rental revenue in 1994, as compared to 1993 is due primarily
   to an increase in  rents across the Partnership's properties.   Following
   the completion of renovations at Hannibal, the property was able to lower
   concessions  and   increase  occupancy  and  thereby  increase  revenues.
   Average occupancy rates at Hannibal and Dorsey's during 1994 were 94% and 95%, respectively, a significant increase compared to 1993 occupancy of 88% and 92%, respectively. Vacancies have decreased during 1994 compared to 1993 due to improved market conditions and absorption of excess market supply where properties are located.

      The refinancings of the Partnership's properties in 1993 decreased the effective interest rates the properties were previously paying, thereby decreasing interest expense for 1994 as compared to 1993.

   General

      In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

      The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments
   in properties  to fair value  will be  charged against income.   At  this
   time, the

   General Partners do not believe that any assets of the Partnership are significantly impaired.

   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Appendix A to this report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

                                    PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Partnership has no directors or executive officers. Information as to the directors and executive officers of the Krupp Corporation, which is a General Partner of both the Partnership and the Krupp Company, the other General Partner of the Partnership, is as follows:

                                       Position with
             Name and Age              The Krupp Corporation

             Douglas Krupp (49)        Co-Chairman of the Board
             George Krupp (51)         Co-Chairman of the Board
             Laurence Gerber (39)      President
             Robert A. Barrows (38)    Senior Vice President and
                                       Corporate Controller

      Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of Berkshire Realty Company, Inc. (NYSE-BRI). George Krupp is Douglas Krupp's brother.

      George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

      Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

      Robert A. Barrows is the Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1995, no person of record owned or was known by the General Partners to own beneficially more than 5% of the 25,000 Units of Investor Limited Partner Interests then outstanding. On that date, the General Partners or their affiliates owned 80 Units (.3% of the total outstanding) of the Partnership in addition to their General Partner and Original Limited Partner interests.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1995, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

                                    PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a)         1.  Consolidated   Financial  Statements   -   see   Index  to
                   Consolidated Financial Statements and Schedule included under Item 8, Appendix A, on page F-2 to this Report.

               2. Consolidated Financial Statement Schedule - see Index to Consolidated Financial Statements and Schedule included under Item 8, Appendix A, on page F-2 to this Report. All other schedules are omitted as they are not applicable, not required or the information is provided in the financial statements or the notes thereto.

   (b)  Exhibits:

                   Number and Description
                   Under Regulation S-K

                   (4) Instruments defining the rights of security holders including indentures:

                   (4.1) Agreement of Limited Partnership dated as of April 23, 1982 [Exhibit A to Prospectus included in Registrant's Registration Statement on Form S-11 (File 2-77155)].*

                   (4.2) Amended Certificate of Limited Partnership filed with the Massachusetts Secretary of State on September 29, 1982 [Exhibit 4.2 to Registrant's Report on Form 10-K dated December 31, 1982 (File No. 2-77155)].*

                   (10)    Material Contracts:

                           Brookeville Apartments

                   (10.1) Contract of Limited Partnership and Certificate of Limited Partnership of Brookeville Apartments Limited Partnership [Exhibit 10.5 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)]*

                   (10.2) Agreement to Hold Title dated July 20, 1993 by and between Brookeville Apartments Limited Partnership and Krupp Realty Fund, Ltd. - III. [Exhibit 10.6 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)]*

                   (10.3) Quitclaim deed dated July 20, 1993 between Krupp Realty Fund, Ltd.-III and Brookeville Apartments Limited Partnership. [Exhibit 10.7 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

                   (10.4) Open-End Mortgage Note dated July 20, 1993 by and between Brookeville Apartments Limited Partnership and Sussex Mortgage Company. [Exhibit 10.8 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

                   (10.5) Open-End Mortgage Deed dated July 20, 1993 by and between Brookeville Apartments Limited Partnership and Sussex Mortgage Company. [Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

                           Dorsey's Forge, Oakland Meadows, Hannibal Grove

                   (10.6) Agreements dated as of November 30, 1982, and related supplemental Agreement dated as of November 30, 1982 between George Krupp and Douglas Krupp, on behalf of themselves and others, and Shelter Corporation of Canada, Limited and Metropolitan Properties Co. Limited [Exhibit to Registrant's Report on Form 8-K dated January 10, 1983 (File 2-77155)].*

                   (10.7) Deed dated April 25, 1983 between Dorsey's Properties, Ltd. and D.O.H., Inc. relating to Dorsey's Forge [Exhibit 1 to Registrant's
                           Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

                   (10.8) Deed dated April 25, 1983 between D.O.H., Inc. and Krupp Realty Fund, Ltd.-III relating to Dorsey's Forge [Exhibit 2 to Registrant's Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

                   (10.9) Modification and Restatement of Promissory Note dated April 28, 1993 by and between Krupp Realty Fund - III, Ltd. and John Hancock Mutual Life Insurance Company relating to Dorsey's Forge. [Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993. (File No. 0-11210)].*

                   (10.10) Modification and  Restatement of Indemnity Deed of
                           Trust and Security Agreement dated April 28, 1993 between Krupp Realty Fund, Ltd.-III and John Hancock Mutual Life Insurance Company relating to Dorsey's Forge [Exhibit 10.2 to Registrant's Report on Form 10-Q dated September 30, 1993. (File No. 0-11210)].*

                   (10.11) Management   Agreement  dated  December  19,  1986
                           between Krupp Realty Fund, Ltd.-III (as "Owner") and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent, relating to Dorsey's Forge [Exhibit 10.15 to Registrant's Annual Report on Form 10-K dated December 31, 1986 (File No. 0-11210)].*

                   (10.12) Management   Agreement  dated  December  19,  1986
                           between Krupp Realty Fund, Ltd.-III (as "Owner") and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as agent, relating to Oakland Meadows [Exhibit 10.16 to Registrant's Annual Report on Form 10-K dated December 31, 1986 (File No. 0-11210)].*

                   (10.13) Deed   dated   April   25,  1983   between  Dorsey
                           Properties Ltd., and D.O.H., Inc., relating to Oakland Meadows [Exhibit 4 to Registrant's Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

                   (10.14) Deed dated  April 25, 1983  between D.O.H.,  Inc.,
                           and  Krupp  Realty  Fund,   Ltd.-III  relating  to
                           Oakland Meadows [Exhibit 5 to Registrant's Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

                   (10.15) Modification  and  Restatement of  Promissory Note
                           dated April 28, 1993 between Krupp Realty Fund, Ltd.-III and John Hancock Mutual Life Insurance Company relating to Hannibal Grove. [Exhibit
                           10.3 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

                   (10.16) Modification and  Restatement of Indemnity Deed of
                           Trust and Security Agreement dated April 28, 1993 between Krupp Realty Fund, Ltd.-III and John Hancock Mutual Life Insurance Company relating to Hannibal Grove [Exhibit 10.4 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993. (File No. 0-11210)].*

                   (10.17) Management   Agreement  dated  December  19,  1986
                           between Krupp Realty Fund, Ltd.-III (as "Owner") and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent, relating to Hannibal Grove [Exhibit 10.21 to Registrant's Annual Report on Form 10-K dated December 31, 1986 (File No. 0-11210)].*

                   (10.18) Deed   dated  April   25,   1983   between  Dorsey
                           Properties, Ltd., and D.O.H., Inc., relating to Hannibal Grove [Exhibit 7 to Registrant's
                           Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

                   (10.19) Deed dated  April 25,  1983 between  D.O.H., Inc., and Krupp Realty Fund, Ltd.-III relating to Hannibal Grove [Exhibit 8 to Registrant's
                           Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

                           * Incorporated by reference.

   (b)  Reports on Form 8-K

                 During the quarter ended December 31, 1995, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1996.


                                    KRUPP REALTY FUND, LTD.-III

                                   By:The Krupp Corporation, a General Partner


                                    By:  /s/ Douglas Krupp
                                         Douglas      Krupp,     Co-Chairman
                                         (Principal  Executive  Officer) and
                                         Director of The Krupp Corporation

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 1996.


   Signatures                                   Titles




   /s/ Douglas Krupp             Co-Chairman (Principal Executive Officer)
   Douglas Krupp                 and  Director of  The  Krupp  Corporation, a
                                 General Partner.


   /s/ George Krupp              Co-Chairman (Principal Executive Officer)
   George Krupp                  and  Director  of  The Krupp  Corporation, a
                                 General Partner.


   /s/ Laurence Gerber           President of The Krupp Corporation, a
   Laurence Gerber               General Partner.


   /s/Robert A. Barrows          Senior Vice President and Corporate
   Robert A. Barrows             Controller of the Krupp Corporation,
                                 a General Partner.

                                   APPENDIX A


                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY






                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                              ITEM 8 OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1995

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



   Report of Independent Accountants                                      F-3

   Consolidated Balance Sheets for December 31, 1995 and 1994             F-4

   Consolidated Statements of Operations For the Years Ended
   December 31, 1995, 1994 and 1993                                       F-5

   Consolidated Statements of Changes in Partners' Deficit
   For the Years Ended December 31, 1995, 1994 and 1993                   F-6

   Consolidated Statements of Cash Flows For the Years Ended
   December 31, 1995, 1994 and 1993                                       F-7

   Notes to Consolidated Financial Statements                      F-8 - F-12

   Schedule III - Real Estate and Accumulated Depreciation        F-13 - F-14

   All other schedules are omitted as they are not applicable or not required, or the information is provided in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



   To the Partners of Krupp Realty Fund, Ltd.-III:


               We  have  audited  the consolidated  financial  statements and
   financial  statement   schedule  of  Krupp  Realty   Fund,  Ltd.-III  and
   Subsidiary (the "Partnership") listed in the index on page F-2 of this Form 10-K . These financial statements and financial statement schedule
   are   the  responsibility   of   the  Partnership's   management.     Our
   responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

               We conducted our audits in accordance with generally  accepted auditing standards.  Those standards require that we plan and perform the
   audit  to  obtain  reasonable   assurance  about  whether  the  financial
   statements  are  free  of  material  misstatement.    An  audit  includes
   examining,  on   a  test  basis,  evidence  supporting  the  amounts  and
   disclosures  in  the  financial  statements.    An  audit  also  includes
   assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement
   presentation.   We believe that our audits provide a reasonable basis for
   our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Fund, Ltd.-III and Subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31,

   1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





   Boston, Massachusetts                      COOPERS & LYBRAND, L.L.P.
   February 1, 1996

                             KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                                    CONSOLIDATED BALANCE SHEETS
                                     December 31, 1995 and 1994

                                               ASSETS
                                                           1995            1994

            Multi-family apartment complexes,
             less accumulated depreciation of
             $16,460,550 and $14,767,489,
             respectively (Note C)                      $12,329,503     $12,958,461

            Cash and cash equivalents                       654,696         836,785
            Required repair and
             replacement reserves (Note C)                  202,349         609,608
            Cash restricted for tenant
             security deposits                              202,950         194,780
            Prepaid expenses and other assets               596,254         658,234
            Deferred expenses, net of accumulated
             amortization of $121,192 and $75,302,
             respectively (Note E)                          398,392         444,282

               Total assets                             $14,384,144     $15,702,150


                                  LIABILITIES AND PARTNERS' DEFICIT

            Mortgage notes payable (Note C)             $19,826,061     $20,131,682
            Accounts payable                                 54,170         244,082
            Accrued expenses and other
             liabilities                                    654,603         616,030

               Total liabilities                         20,534,834      20,991,794

            Partners' deficit (Note D):

               Investor Limited Partners
                (25,000 units outstanding)               (4,981,262)     (4,163,269)
               Original Limited Partner                    (871,828)       (859,302)
               General Partners                            (297,600)       (267,073)

               Total Partners' deficit                   (6,150,690)     (5,289,644)

               Total liabilities and Partners' deficit  $14,384,144     $15,702,150

                               The accompanying notes are an integral
                           part of the consolidated financial statements.

                             KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31, 1995, 1994 and 1993

                                                      1995         1994           1993
            Revenue:
             Rental                                $6,284,399  $ 6,142,098   $ 5,690,034
             Other income                              67,938       73,368        67,926

                  Total revenue                     6,352,337    6,215,466     5,757,960

            Expenses:
             Operating (Note E)                     1,747,005    1,922,068     1,910,804
             Maintenance                              672,020      567,972       599,103
             Real estate taxes                        517,945      506,420       503,602
             Management fees to an affiliate
              (Note E)                                315,695      305,599       285,015
             Depreciation and amortization          1,738,951    1,452,182     1,501,062
             General and administrative
              (Note E)                                145,488      102,925        83,485
             Interest (Note C)                      1,763,126    1,811,331     2,396,556

                  Total expenses                    6,900,230    6,668,497     7,279,627

            Net loss (Note F)                      $ (547,893) $  (453,031)  $(1,521,667)

            Allocation of net loss (Note D):

             Investor Limited Partner
             Interest (25,000 Units outstanding)   $ (520,498) $  (430,380)  $(1,445,583)

             Per Unit of Investor Limited Partner
             Interest                              $   (20.82) $    (17.22)  $    (57.82)

             Original Limited Partner              $     -     $   (18,121)  $   (60,867)

             General Partners                      $  (27,395) $    (4,530)  $   (15,217)

                                  The accompanying notes are an integral
                              part of the consolidated financial statements.

                             KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        For the Years Ended December 31, 1995, 1994 and 1993

                                       Investor    Original                 Total
                                       Limited     Limited    General       Partners'
                                       Partners    Partner    Partners      Deficit

            Balance at
            December 31, 1992        $(2,188,174) $(776,140)  $(246,283)  $(3,210,597)

            Net loss                  (1,445,583)   (60,867)    (15,217)   (1,521,667)

            Balance at
            December 31, 1993         (3,633,757)  (837,007)   (261,500)   (4,732,264)

            Net loss                    (430,380)   (18,121)     (4,530)     (453,031)

            Distributions (Note D)       (99,132)    (4,174)     (1,043)     (104,349)

            Balance at
            December 31, 1994         (4,163,269)  (859,302)   (267,073)   (5,289,644)

            Net loss (Note D)           (520,498)      -        (27,395)     (547,893)

            Distributions (Note D)      (297,495)   (12,526)     (3,132)     (313,153)

            Balance at
            December 31, 1995        $(4,981,262) $(871,828)  $(297,600)  $(6,150,690)

                               The accompanying notes are an integral
                           part of the consolidated financial statements.

                             KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31, 1995, 1994 and 1993



                                                           1995          1994           1993

            Operating activities:
               Net loss                                $  (547,893)  $  (453,031)  $(1,521,667)
               Adjustments to reconcile net
                loss to net cash provided by (used
                in) operating activities:
               Depreciation and amortization             1,738,951     1,452,182     1,501,062
               Decrease (increase) in cash restricted
                for tenant security deposits                (8,170)       (5,129)        2,044
               Decrease in prepaid expenses and other
                assets                                      61,980        92,566         4,593

               Increase (decrease) in accounts payable    (189,912)       84,807         4,769
               Increase (decrease) in accrued expenses
                and other liabilities                       38,573      (107,275)     (103,398)

                    Net cash provided by (used in)
                     operating activities                1,093,529     1,064,120      (112,597)

            Investing activities:
               Additions to fixed assets                (1,064,103)   (1,415,488)     (869,565)
               Decrease (increase) in cash reserved for
                 repair and replacement reserves           407,259       536,014    (1,145,622)

                    Net cash used in investing
                     activities                           (656,844)     (879,474)   (2,015,187)

            Financing activities:
               Proceeds from mortgage notes payable         -             -         20,555,000
               Repayment of mortgage notes payable and
                notes payable                               -             -        (18,545,646)
               Deferred expenses                            -             (8,088)     (511,496)
               Principal payments on mortgage
                notes payable                             (305,621)     (279,488)     (194,307)
               Distributions                              (313,153)     (104,349)       -

                    Net cash provided by (used in)
                    financing activities                  (618,774)     (391,925)    1,303,551

            Net decrease in cash and cash equivalents     (182,089)     (207,279)     (824,233)

            Cash and cash equivalents, beginning of
             the year                                      836,785     1,044,064     1,868,297

            Cash and cash equivalents, end of the year $   654,696   $   836,785   $ 1,044,064

                                  The accompanying notes are an integral
                              part of the consolidated financial statements.

                    KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A.  Organization

        Krupp Realty Fund, Ltd.-III (the "Partnership") was formed on April 23, 1982 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership terminates on December 31, 2020, unless earlier terminated upon the sale of the last of the Partnership's properties or the occurrence of certain other events as set forth in the Partnership Agreement. The Partnership issued all of the General Partner Interests to The Krupp Company and The Krupp Corporation in exchange for capital contributions aggregating $1,000. Except under certain limited circumstances upon termination of the
        Partnership, the General Partners are not required to make any additional capital contributions. The Partnership has also issued all of the Original Limited Partner Interests to The Krupp Company in exchange for a capital contribution of $4,000. The Original Limited Partner is not required to make any additional capital contributions to the Partnership. The purchasers of the 25,000 units of Investor Limited Partner Interests ("Units"), at a price of $1,000 per Unit are the Investor Limited Partners.

   B.   Significant Accounting Policies

        The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note F).

           Basis of Presentation

           The  consolidated   financial  statements  present  the  consolidated
           assets,  liabilities  and  operations   of  the  Partnership.     All
           intercompany balances and transactions have been eliminated.

           Risks and Uncertainties

           The Partnership  invests  its cash  primarily in  deposits and  money
           market  funds  with  commercial  banks.    The  Partnership  has  not
           experienced any losses to date on its invested cash.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash Equivalents

           The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash investments are recorded at cost, which approximates current market values.

           Rental Revenues

           Leases require  the  payment of  rent  monthly  in advance.    Rental
           revenues are recorded on the accrual basis.

           Depreciation

           Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                Buildings and improvements            5 - 25   years
                Appliances, carpeting and equipment    3-15 years

           Impairment of Long-Lived Assets

           In  accordance   with  Financial   Accounting   Standards  No.   121,
           "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

           The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

           Deferred Expenses

           The  Partnership   amortizes  costs  incurred   in  connection   with
           obtaining mortgages over the life of the related mortgage using the straight-line method.

           Income Taxes

           The Partnership is not liable for federal or state income taxes as Partnership income or loss is allocated to the Partners for income tax purposes. In the event the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and the examination results in a change in Partnership taxable income or loss, such change will be reported to the Partners.

           Reclassifications

           Certain prior year balances have been reclassified to conform with current year financial statement presentation.

   C.   Mortgage Notes Payable

           Mortgage notes payable collateralized by the properties of the Partnership consist of the following at December 31:

                                                    1995         1994

         Brookeville Apartments                 $ 8,626,055   $ 8,682,345
         Dorsey's Forge Apartments and
           Oakland Meadows                        4,745,765     4,851,414
         Hannibal Grove Apartments                6,454,241     6,597,923
                                                $19,826,061   $20,131,682

               Brookeville

               Non-recourse first mortgage note payable in the original amount of $8,755,000 to the Department of Housing and Urban Development ("HUD"). The mortgage note requires monthly payments of $60,600 consisting of principal and interest at the rate of 7.75% per annum. In addition, the Partnership is required to pay a monthly deposit of $5,158 to an escrow account to be used for future property replacements and improvements and a mortgage insurance premium equal to .5% per annum of the outstanding principal balance. The note matures on August 1, 2028. In accordance with HUD regulations, distributions are limited to the extent of Surplus Cash, as defined. The mortgage note payable is collateralized by the property and may not be prepaid for a period of five years and, thereafter, during the next five years beginning August 1, 1998, may be prepaid subject to a declining prepayment penalty of 5% to 1%, respectively. After August 1, 2003, there is no prepayment penalty.

               Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $8,400,000.

               Hannibal and Dorsey's

               Non-recourse mortgage notes payable for Hannibal and Dorsey's of $6,800,000 and $5,000,000, respectively, at the rate of 9.25%
               per annum. Monthly principal and interest payments are $62,333 for Hannibal and $45,833 for Dorsey's. The notes mature on May 3, 2000 at which time all unpaid principal, $5,653,175 (Hannibal) and $4,156,746 (Dorsey's), and any accrued interest are due. The mortgage notes payable are collateralized by the respective properties. The notes may not be prepaid prior to June 1, 1998 and thereafter, may be prepaid subject to a prepayment penalty. The prepayment penalty will be the greater of 1) the principal balance multiplied by the difference between 9.4301% and the yield rate on publicly traded U.S. Treasury Securities having the closest matching maturity date as reported in the Wall Street Journal, or 2) ten percent of the then outstanding principal.

               Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt for Hannibal and Dorsey's is approximately $6,700,000 and $4,900,000, respectively.

        The annual required principal payments on the mortgage notes payable due in the five years 1996 through 2000 are $334,208, $365,482, $399,694, $437,124 and $10,020,473, respectively.

        During 1995, 1994 and 1993, the  Partnership paid $1,719,579, $1,745,712 and $1,819,273 of interest, respectively, on its mortgage notes.

   D.   Partners' Deficit

        Under the terms of the Partnership Agreement, profits and losses from operations are allocated 95% to the Investor Limited Partners, 4% to the Original Limited Partner and 1% to the General Partners until such time that the Investor Limited Partners have received a return of their total invested capital plus a 9% per annum Cumulative Return on Investment thereon and thereafter, 65% to the Investor Limited Partners, 28% to the Original Limited Partner and 7% to the General Partners.

        Also, under the Partnership Agreement, cash distributions from operations are generally made on the same basis as the allocations of profits and losses described above. Net cash proceeds, as determined by the General Partners, resulting from transactions such as refinancing or sale of a property, are to be distributed as follows:
        1) to the Investor Limited Partners until they have received a return of their total Invested Capital; 2) to the Investor Limited Partners until they have received an amount equal to their Cumulative Return on Investment in respect of all fiscal years of the Partnership; 3) to the Original Limited Partner and General Partners until they have received a return of their total Invested Capital; 4) to an unaffiliated brokerage firm (the "sales agent") to the extent of any subordinated Financial Consulting Fee then due, and; 5) any remaining Cash Proceeds shall be distributed 65% to the Investor Limited Partners, 28% to the Original Limited Partner and 7% to the General Partners. Notwithstanding anything above, the General Partners shall, under all circumstances, receive at least 1% of all distributions of net cash proceeds from a capital transaction.

        In general, the allocation of profits and losses are calculated based on the terms of the Partnership Agreement, as described above. However, the Internal Revenue Code contains rules which govern the allocation of tax losses among partners. For 1995, the allocation of tax losses was calculated based on these rules. Under this code, tax losses are not allocated to a limited partner if a general partner bears the economic risk for that loss. Due to operating losses incurred during 1995, the General Partners undertook additional liabilities on behalf of the Partnership. As a result, the Partnership allocated additional tax losses to the General Partners. In conjunction with the tax election referred to above, the consolidated financial statements presented herein reflect the allocation of net loss in accordance with the rules of the Internal Revenue Code.

        As of December 31, 1995 the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                                      Investor    Original
                                      Limited     Limited    General
                                      Partners     Partner    Partners           Total

            Capital contributions   $ 25,000,000  $   4,000  $   1,000       $ 25,005,000

              Syndication costs       (3,486,600)    -           -             (3,486,600)

              Cash distributions
                  from operations     (9,319,121) (392,374)    (98,092)        (9,809,587)

              Cash distributions from
                 refinancing proceeds  (5,173,000)    -        (52,252)        (5,225,252)

              Net loss from
               operations            (21,405,208) (879,355)   (247,232)       (22,531,795)

              Net income from capital
               transaction             9,402,667    395,901     98,976          9,897,544

                 Total              $ (4,981,262)$(871,828)  $(297,600)      $ (6,150,690)

   E.  Related Party Transactions

       Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.

       Amounts accrued or paid to the General Partners or their affiliates during the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                        1995        1994         1993
                  Management fees                     $315,695    $305,599     $285,015

                  Expense reimbursements               156,319     280,198      285,943

                  Charged to operations               $472,014    $585,797     $570,958

        Amounts accrued or paid to affiliates of the General Partners relating to  refinancing  and disposition  activities  during  the years  ended
         December  31,  1995,  1994   and  1993,  were  $0,  $0   and  $42,615,
         respectively.

   F.   Federal Income Taxes

        For federal income tax purposes, the Partnership is depreciating certain property under the Accelerated Cost Recovery System ("ACRS") for all pre-1986 Tax
   Reform Act of acquisitions and additions and depreciating all additions subsequent to the act under the Modified Accelerated Cost Recovery System ("MACRS").

        The reconciliation of the net loss reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's 1995, 1994 and 1993 federal income tax returns follows:

                                                  1995        1994         1993
            Net loss per Consoliddted Statement
               of Operations                   $(547,893)  $(453,031)  $(1,521,667)

           Add:  Difference in book to tax
                     depreciation                347,827     114,104        80,334

           Net loss for federal income
            tax purposes                       $(200,066)  $(338,927)  $(1,441,333)

      The allocation of the net loss for federal income tax purposes for the year ended December 31, 1995 is as follows:

                                         Portfolio    Passive
                                          Income        Loss        Total

      Investor Limited Partners          $63,999     $(254,062)   $(190,063)

      Original Limited Partner               -            -             -

      General Partners                     3,368       (13,371)     (10,003)

                                         $67,367     $(267,433)   $(200,066)

      During the years ended December 31, 1995, 1994 and 1993 the per Unit net loss to the Investor Limited Partners for federal income tax purposes was $7.60, $12.88 and $54.77, respectively.

                    KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1995

                                                                       Costs Capitalized
                                                                          Subsequent to
                                         Initial Costs to Partnership      Acquisition
                                                           Buildings        Buildings
                                                              and              and
       Description        Encumbrances      Land         Improvements      Improvements

    Brookeville Apts.
    Columbus, OH          $ 8,626,055    $  623,126      $ 8,312,134       $3,200,774

    Hannibal Grove
    Apartments
    Columbia, MD            6,454,241       518,519        6,883,945        3,029,630

    Dorsey's Forge &
    Oakland Meadows
    Apartments
    Columbia, MD            4,745,765       340,956        4,521,895        1,359,074

        TOTAL             $19,826,061    $1,482,601      $19,717,974       $7,589,478


                             Gross Amounts Carried at
                                  End of Year
                                    Buildings
                                       and                   Accumulated    Year       Year of
      Description       Land       Improvements    Total    Depreciation  Acquired    Construction

    Brookeville Apts
    Columbus, OH     $  623,126    $11,512,908  $12,136,034  $ 6,511,259    1983         1975

    Hannibal Grove
    Apartments
    Columbia, MD        518,519      9,913,575   10,432,094    6,264,770    1983         1970

    Dorsey's Forge &
    Oakland Meadows
    Apartments
    Columbia, MD        340,956      5,880,969    6,221,925    3,684,521    1983         1970

        TOTAL        $1,482,601    $27,307,452  $28,790,053  $16,460,550

                    KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                                 December 31, 1995




      Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1995:

                                          1995         1994         1993

   Real Estate

     Balance at beginning of year     $27,725,950  $26,310,462   $25,440,897

     Acquisition and improvements       1,064,103    1,415,488       869,565

     Balance at end of year           $28,790,053  $27,725,950   $26,310,462


     Accumulated Depreciation             1995         1994          1993

     Balance at beginning of year     $14,767,489  $13,361,312   $12,025,205

     Depreciation expense               1,693,061    1,406,177     1,336,107

     Balance at end of year           $16,460,550  $14,767,489   $13,361,312



   The Partnership uses the cost  basis for property valuation  for both income
   tax and  financial  statement purposes.    The  aggregate cost  for  federal
   income tax purposes at December 31, 1995 is $28,793,874.