Form 10-Q
period 1996-03-31
KRUPP REALTY FUND LTD III
filed 1996-05-06
CIK 702117

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q
   (Mark One)

             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                      ASSETS
                                                  March 31,   December 31,
                                                    1996          1995

   Multi-family apartment complexes,
    less accumulated depreciation of
    $16,891,858 and $16,460,550, respectively   $11,931,944   $12,329,503

   Cash and cash equivalents                        480,439       654,696
   Other investments (Note 3)                       294,435         -
   Required repair and replacement reserves         217,608       202,349
   Cash restricted for tenant security deposits     169,273       202,950
   Prepaid expenses and other assets                541,540       596,254
   Deferred expenses, net of accumulated
    amortization of $132,664 and $121,192,
    respectively                                    386,920       398,392

      Total assets                              $14,022,159   $14,384,144

                        LIABILITIES AND PARTNERS' DEFICIT

   Mortgage notes payable                       $19,745,290   $19,826,061
   Accounts payable                                  34,003        54,170
   Accrued expenses and other liabilities           627,655       654,603

      Total liabilities                          20,406,948    20,534,834

   Partners' deficit (Note 2):
      Investor Limited Partners
       (25,000 Units outstanding)                (5,203,656)   (4,981,262)
      Original Limited Partner                     (881,192)     (871,828)
      General Partners                             (299,941)     (297,600)

      Total Partners' deficit                    (6,384,789)   (6,150,690)

      Total liabilities and Partners' deficit   $14,022,159   $14,384,144

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                   KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Three Months
                                                      Ended March 31,
                                                   1996          1995

   Revenue:
      Rental                                    $1,623,884    $1,568,534
      Other income                                  16,076        22,454

            Total revenue                        1,639,960     1,590,988

   Expenses:
      Operating (Note 4)                           479,505       412,754
      Maintenance                                   75,123        79,096
      Real estate taxes                            125,925       133,956
      Management fees (Note 4)                      79,682        79,637
      Depreciation and amortization                442,780       395,879
      General and administrative (Note 4)           26,057        11,121
      Interest                                     436,302       443,381

            Total expenses                       1,665,374     1,555,824

   Net income (loss)                            $  (25,414)   $   35,164

   Allocation of net income (loss) (Note 2):

   Investor Limited Partner

     Interest (25,000 Units outstanding)        $  (24,143)   $   33,405

   Per Unit of Investor Limited Partner
      Interest                                  $     (.97)   $     1.34

   Original Limited Partner                     $   (1,017)   $    1,407

   General Partners                             $     (254)   $      352

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                    KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    __________

                                                For the Three Months
                                                     Ended March 31,
                                                   1996         1995

   Operating activities:
       Net income (loss)                        $ (25,414)    $  35,164
       Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
            Depreciation and amortization         442,780       395,879
            Decrease (increase) in cash
             restricted for tenant security
             deposits                              33,677        (4,525)
            Decrease in prepaid expenses and
             other assets                          54,714        63,558
            Decrease in accounts payable          (20,167)       (2,803)
            Decrease in accrued expenses and
             other liabilities                    (26,948)      (34,063)

                 Net cash provided by operating
                   activities                     458,642       453,210

   Investing activities:
            Decrease in accounts payable for
             fixed asset additions                   -         (225,308)
            Additions to fixed assets             (33,749)     (140,619)
            Funding to replacement reserve        (15,259)      (15,474)
            Decrease in required repair and
             replacement reserves                    -          272,112
            Increase in other investments        (294,435)     (292,197)

                 Net cash used in investing
                  activities                     (343,443)     (401,486)

   Financing activities:
            Distributions                        (208,685)     (156,576)
            Principal payments on mortgage
             notes payable                        (80,771)      (73,863)

                 Net cash used in financing
                  activities                     (289,456)     (230,439)

   Net decrease in cash and cash equivalents     (174,257)     (178,715)

   Cash and cash equivalents, beginning
    of period                                     654,696       836,785

   Cash and cash equivalents, end of period     $ 480,439     $ 658,070

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                   KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)  Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Fund, Ltd.-III and Subsidiary (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1996 and its results of operations and its cash flows for the three months ended March 31, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

      The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2)  Summary of Changes in Partners' Deficit

      A summary of changes in Partners' deficit for the three months ended March 31, 1996 is as follows:

                         Investor      Original                  Total
                         Limited       Limited      General     Partners'
                         Partners      Partner      Partners     Deficit

   Balance at
    December 31, 1995  $(4,981,262)   $(871,828)   $(297,600)  $(6,150,690)

   Net loss                (24,143)      (1,017)        (254)      (25,414)

   Distributions          (198,251)      (8,347)      (2,087)     (208,685)

   Balance at
    March 31, 1996     $(5,203,656)   $(881,192)   $(299,941)  $(6,384,789)

   (3)  Other Investments

      On March 31, 1996, the Partnership held investments in commercial paper maturing within one year. Cost approximates the market value.

   (4)  Related Party Transactions

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

      Amounts accrued or paid to the General Partners or their affiliates were as follows:
                                      For the Three Months
                                         Ended March 31,

                                        1996        1995

            Property management
                fees                  $ 79,682    $79,637

            Expense
               reimbursements           47,114     19,672

            Charged to
               operations             $126,796    $99,309

                   KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources
   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the potential refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. Due to improvements in the operations of the properties, the Partnership has sufficient Cash Flow to increase semi-annual distributions from an annual rate of $11.90 per Unit in 1995, to an annual rate of $15.86 per Unit in 1996.

   Improvements at the Partnership's properties continue in 1996. The Partnership believes that the improvements are necessary to compete with current market conditions, produce quality rental units and absorb excess market supply at the properties' respective locations. Renovations include the replacement of countertops, carpeting and appliances.

   Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the three months ended March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income(loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

   Rounded to $1,000

      Net income for tax purposes                        $  69,000

      Items not requiring or (requiring) the use
       of operating funds:
        Tax basis depreciation and amortization            347,000
        Principal payments on mortgage notes payable       (81,000)
        Expenditures for capital improvements              (34,000)
        Working capital reserves                          (196,000)

      Cash Flow                                          $ 105,000

   Operations

   The Cash Flow increase in the first quarter of 1996, as compared to the first quarter of 1995 is primarily due to a decrease in capital improvement expenditures. Increased rental revenue during the first quarter of 1996, as compared to the first quarter of 1995, is a result of increased rental rates at the Partnerships' properties instituted in 1995. Also, in the first quarter of 1996, interest income decreased as a result of lower cash and cash equivalents available for investment in commercial paper.

   During the first three months of 1996, as compared to the first three months of 1995, operating expenses increased due to an increase in utility consumption as a result of adverse weather conditions. Real estate taxes decreased in the first quarter of 1996, as compared to the first quarter of 1995, due to a 1995 real estate tax refund for Dorsey's Forge received in 1996. General and administrative expenses increased in the first three months of 1996, as compared to the first three months of 1995, as a result of higher audit expenditures. Depreciation expense also increased in conjunction with the increase in fixed asset expenditures.

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

                   KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

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

                            Krupp Realty Fund, Ltd. - III
                                    (Registrant)


                            BY:           /s/Robert A. Barrows
                                          Robert A. Barrows
                                          Treasurer   and   Chief   Accounting
                                          Officer of The Krupp  Corporation, a
                                          General Partner.

   DATE:  May 2, 1996