Form 10-Q
period 1996-06-30
KRUPP REALTY FUND LTD III
filed 1996-08-06
CIK 702117

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended     June 30, 1996

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

   This Form  10-Q contains forward-looking  statements within the  meaning of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                   KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                               June 30,    December 31,
                                                                1996           1995

            Multi-family apartment complexes,
               less accumulated depreciation of
               $17,330,412 and $16,460,550, respectively      $11,805,821   $12,329,503
            Cash and cash equivalents                             444,422       654,696
            Other investment (Note 3)                             294,435         -
            Required repair and replacement reserves              222,588       202,349
            Cash restricted for tenant security deposits          172,848       202,950
            Prepaid expenses and other assets                     519,785       596,254
            Deferred expenses, net of accumulated
               amortization of $144,137 and $121,192,
               respectively                                       375,447       398,392

                  Total assets                                $13,835,346   $14,384,144

                                   LIABILITIES AND PARTNERS' DEFICIT

            Mortgage notes payable                            $19,662,692   $19,826,061
            Accounts payable                                        8,580        54,170
            Accrued expenses and other liabilities                615,262       654,603

                  Total liabilities                            20,286,534    20,534,834

            Partners' deficit (Note 2):
               Investor Limited Partners
                (25,000 Units outstanding)                     (5,266,734)   (4,981,262)
               Original Limited Partner                          (883,849)     (871,828)
               General Partners                                  (300,605)     (297,600)

                  Total Partners' deficit                      (6,451,188)   (6,150,690)

                  Total liabilities and Partners' deficit     $13,835,346   $14,384,144

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                   KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months      For the Six Months
                                             Ended June 30,            Ended June 30,
                                            1996        1995         1996        1995

            Revenue:
              Rental                     $1,628,975  $1,584,318   $3,252,859    $3,152,852
              Other income                   15,668      17,300       31,744        39,754

                     Total revenue        1,644,643   1,601,618    3,284,603     3,192,606

            Expenses:
              Operating (Note 4)            472,326     399,946      951,831       820,205
              Maintenance                   140,079     173,368      215,202       252,464
              Real estate taxes             120,958     124,516      246,883       258,472
              General and administrative
                (Note 4)                     11,966      17,724       38,023        31,200
              Management fees (Note 4)       81,210      78,604      160,892       158,241
              Depreciation and
                 amortization               450,027     452,004      892,807       847,883
              Interest                      434,476     429,683      870,778       863,204

                     Total expenses       1,711,042   1,675,845    3,376,416     3,231,669


            Net loss                     $  (66,399) $  (74,227)  $  (91,813)   $  (39,063)

            Allocation of net loss
             (Note 2):

            Investor Limited Partner
              (25,000 Units outstanding) $  (63,079) $  (70,516)  $  (87,222) $    (37,109)

            Per Unit of Investor Limited
              Partner Interest           $    (2.52) $    (2.82)  $    (3.49)   $    (1.49)
            Original Limited Partner     $   (2,656) $   (2,969)  $   (3,673)   $   (1,563)

            General Partners             $     (664) $     (742)  $     (918)   $     (391)

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                   KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Six Months Ended
                                                                    June 30,
                                                                  1996          1995
            Operating activities:
               Net loss                                        $ (91,813)    $  (39,063)
               Adjustments to reconcile net loss to net cash
                  provided by operating activities:
                     Depreciation and amortization               892,807        847,883
                     Decrease (increase) in cash restricted
                        for tenant security deposits              30,102         (5,073)
                     Decrease (increase) in prepaid expenses
                        and other assets                          76,469       (115,195)
                     Decrease in accounts payable                (46,420)      (131,767)
                     Decrease in accrued expenses and
                        other liabilities                        (39,341)       (75,304)

                           Net cash provided by operating
                              activities                         821,804        481,481

            Investing activities:
               Additions to fixed assets                        (346,180)      (679,099)
               Funding of replacement reserve                    (20,239)       (30,948)
               Decrease in required repair and replacement
                  reserves                                          -           313,275
               Increase in other investments                    (294,435)      (292,197)
               Increase in accounts payable related to fixed
                  asset additions                                    830           -

                           Net cash used in investing
                              activities                        (660,024)      (688,969)

            Financing activities:
               Distributions                                    (208,685)      (156,576)
               Principal payments on mortgage notes payable     (163,369)      (149,396)

                           Net cash used in financing
                              activities                        (372,054)      (305,972)

            Net decrease in cash and cash equivalents           (210,274)      (513,460)

            Cash and cash equivalents, beginning of period       654,696        836,785

            Cash and cash equivalents, end of period           $ 444,422     $  323,325

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                   KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)           Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Fund, Ltd.-III (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for six months ended June 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

      The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2)           Summary of Changes in Partners' Deficit

      A summary of changes in Partners' deficit for the six months ended June 30, 1996 is as follows:

                                         Investor     Original                  Total
                                         Limited      Limited      General     Partners'
                                         Partners     Partner      Partners     Deficit

                 Balance at
                 December 31, 1995     $(4,981,262)  $(871,828)   $(297,600)  $(6,150,690)

                 Net loss                  (87,222)     (3,673)        (918)      (91,813)

                 Distributions            (198,250)     (8,348)      (2,087)     (208,685)

                 Balance at
                   June 30, 1996       $(5,266,734)  $(883,849)   $(300,605)  $(6,451,188)

   (3)        Other Investment

              At  June  30,  1996,  the  Partnership  held  an  investment  in
              commercial  paper   maturing  within   one  year.     The   cost
              approximates the market value.

   (4)        Related Party Transactions

              Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.
              Amounts accrued or paid to the General Partners or their affiliates are as follows:

                                               For the Three Months     For the Six Months
                                                   Ended June 30,          Ended  June 30,

                                                  1996        1995        1996      1995

                    Property management fees    $ 81,210    $ 78,604    $160,892   $158,241

                    Expense reimbursements        50,366      26,185      97,480    45,857

                       Charged to operations    $131,576    $104,789    $258,372  $204,098

                   KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

   The Partnership has spent approximately $346,000 for capital improvements at its properties to date this year. The Partnership believes that the improvements are necessary to compete with current market conditions, produce quality rental units and absorb excess market supply at the properties' respective locations. Renovations are expected to continue throughout the year and include the replacement of countertops, carpeting and appliances.

   Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the six months ended June 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                    Rounded to $1,000
      Net income for tax purposes                        $ 105,000

      Items not requiring or (requiring) the use
       of operating funds:
        Tax basis depreciation and amortization            696,000
        Principal payments on mortgage notes payable      (163,000)
        Expenditures for capital improvements             (346,000)
        Additions to working capital reserves              (83,000)

      Cash Flow                                          $ 209,000

   Operations
   Cash Flow, before additions to working capital reserves, increased during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, primarily due to a decrease in capital improvement expenditures.

   Rental revenue during the three and six months ended June 30, 1996 compared to the same time period in 1995, increased as a result of increased rental rates at the Partnership's properties. Interest income, during the same time periods, decreased due to lower cash and cash equivalents available for investment.

   During the three and six months ended June 30, 1996, total expenses increased as compared to the three and six months ended June 30, 1995. The increase in operating expense is due to an increase in utility consumption as a result of the unusually harsh winter weather, prior years' insurance refunds received in 1995, and an increase in reimbursable expenses relating to the operation of the Partnership and its properties, including computer, accounting, travel, insurance, legal and payroll costs. The decrease in maintenance expense is due primarily to the capital improvement program instituted by management in 1995. Real estate taxes for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, decreased due to a 1995 real estate tax refund for Dorsey's Forge received in 1996. Depreciation expense increased in conjunction with capital improvement expenditures.

   General

   In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

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

   DATE: July , 1996