Form 10-Q
period 1996-09-30
KRUPP REALTY FUND LTD III
filed 1996-11-06
CIK 702117

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                              FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                                     OR

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

                         CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                               September 30, December 31,
                                                   1996          1995
Multi-family apartment complexes,
   less accumulated depreciation of
   $17,796,589 and $16,460,550, respectively    $11,685,669   $12,329,503
Cash and cash equivalents                           434,138       654,696
Required repair and replacement reserves            208,499       202,349
Cash restricted for tenant security deposits        172,115       202,950
Prepaid expenses and other assets                   549,066       596,254
Deferred expenses, net of accumulated
   amortization of $155,609 and $121,192,
   respectively                                     363,975       398,392

      Total assets                              $13,413,462   $14,384,144

                      LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable                          $19,578,227   $19,826,061
Accounts payable                                      8,215        54,170
Accrued expenses and other liabilities              659,471       654,603

      Total liabilities                          20,245,913    20,534,834

Partners' deficit (Note 2):
   Investor Limited Partners
    (25,000 Units outstanding)                   (5,628,933)   (4,981,262)
   Original Limited Partner                        (899,100)     (871,828)
   General Partners                                (304,418)     (297,600)

      Total Partners' deficit                    (6,832,451)   (6,150,690)


      Total liabilities and Partners' deficit   $13,413,462   $14,384,144

                   The accompanying notes are an integral
               part of the consolidated financial statements.

                KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                       For the Three Months         For the Nine Months
                                        Ended September 30,         Ended September 30,
                                       1996           1995          1996          1995
Revenue:
   Rental                        $1,642,708     $1,555,939    $4,895,567    $4,708,791
   Other income                      15,061          4,950        46,805        44,704

      Total revenue               1,657,769      1,560,889     4,942,372     4,753,495

Expenses:
   Operating (Note 3)               516,207        420,282     1,468,038     1,240,487
   Maintenance                      163,400        147,596       378,602       400,060
   General and administrative
     (Note 3)                        21,236         60,499        59,259        91,699
   Real estate taxes                136,452        127,272       383,335       385,744
   Management fees (Note 3)          82,819         79,256       243,711       237,497
   Depreciation and amortization    477,649        434,880     1,370,456     1,282,763
   Interest                         432,583        461,835     1,303,361     1,325,039

      Total expenses              1,830,346      1,731,620     5,206,762     4,963,289
   Net loss                      $ (172,577)    $ (170,731)   $ (264,390)   $ (209,794)

Allocation of net loss (Note 2):

   Investor Limited Partner
      (25,000 Units outstanding) $ (163,949)    $ (162,195)   $ (251,171)   $ (199,304)

   Per Unit of Investor Limited
      Partner Interest           $    (6.56)    $    (6.48)   $   (10.05)   $    (7.97)

   Original Limited Partner      $   (6,902)    $   (6,829)   $  (10,575)   $   (8,392)

   General Partners              $   (1,726)    $   (1,707)   $   (2,644)   $   (2,098)

                   The accompanying notes are an integral
               part of the consolidated financial statements.

                 KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the Nine Months Ended
                                                        September 30,
                                                      1996          1995
Operating activities:
   Net loss                                       $  (264,390)  $  (209,794)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization              1,370,456     1,282,763
         Decrease (increase) in cash restricted
            for tenant security deposits               30,835        (6,627)
         Decrease (increase) in prepaid expenses
            and other assets                           47,188       (44,780)
         Decrease in accounts payable                 (48,699)      (21,479)
         Increase (decrease) in accrued expenses
            and other liabilities                       4,868       (35,472)

               Net cash provided by operating
                  activities                        1,140,258       964,611

Investing activities:
   Additions to fixed assets                         (692,205)     (831,740)
   Funding to replacement reserve                      (6,150)      (46,422)
   Decrease in required repairs and replacement
      reserves                                           -          316,195
   Increase in accounts payable related to fixed
      asset additions                                   2,744          -

               Net cash used in investing
                  activities                         (695,611)     (561,967)

Financing activities:
   Distributions                                     (417,371)     (313,150)
   Principal payments on mortgage notes payable      (247,834)     (226,636)

               Net cash used in financing
                  activities                         (665,205)     (539,786)

Net decrease in cash and cash equivalents            (220,558)     (137,142)

Cash and cash equivalents, beginning of the period    654,696       836,785

Cash and cash equivalents, end of the period      $   434,138   $   699,643

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

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with the current year consolidated financial statement presentation.

     The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Summary of Changes in Partners' Deficit

     A summary of changes in Partners' Deficit for the nine months ended September 30, 1996 is as follows:

                             Investor     Original                Total
                             Limited      Limited     General    Partners'
                             Partners     Partner     Partners    Deficit
     Balance at
        December 31, 1995   $(4,981,262) $(871,828)  $(297,600) $(6,150,690)

     Net loss                  (251,171)   (10,575)     (2,644)    (264,390)

     Distributions             (396,500)   (16,697)     (4,174)    (417,371)


     Balance at
        September 30, 1996  $(5,628,933) $(899,100)  $(304,418) $(6,832,451)


Continued

              KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

(3)  Related Party Transactions

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

     Amounts accrued or paid to the General Partners or their affiliates are as follows:

                                   For the Three Months  For the Nine Months
                                    Ended September 30,  Ended September 30,
                                     1996        1995      1996      1995

       Property management fees    $ 82,819    $ 79,256  $243,711  $237,497

       Expense reimbursements        48,456      41,685   145,936    87,542

          Charged to operations    $131,275    $120,941  $389,647  $325,039

                KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

The Partnership has spent approximately $692,000 for capital improvements at its properties to date this year. The Partnership believes that the improvements are necessary to compete with current market conditions, produce quality rental units and absorb excess market supply at the properties' respective locations. Renovations have included the replacement of countertops, carpeting, appliances, and exterior painting and paving at Hannibal Grove. Improvements are expected to continue throughout the remainder of the year.

Cash Flow

Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the nine months ended September 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income
(loss), as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                                     Rounded to $1,000

   Net income for tax purposes                          $   62,000

   Items not requiring or (requiring) the use
      of operating funds:
         Tax basis depreciation and amortization         1,044,000
         Principal payments on mortgage notes payable     (248,000)
         Expenditures for capital improvements            (692,000)
         Releases from working capital reserves            251,000

   Cash Flow                                            $  417,000

                                  Continued

                KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY



Operations

Cash Flow, net of working capital reserves, increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, primarily due to a decrease in capital improvement expenditures.

Rental revenue increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, as a result of increased rental rates at the Partnership's properties. During the same periods, other income also increased due to higher cash and cash equivalent balances available for investment.

During the three months ended September 30, 1996, total expenses increased as compared to the three months ended September 30, 1995, due to increases in operating and real estate tax expenses, partially offset by a decrease in general and administrative expense. The increase in operating expense is due to an adjustment of 1994 reimbursable expenses recorded in 1995, relating to the operation of the Partnership and its properties. Real estate taxes increased due to higher property assessments. General and administrative expense decreased as a result of costs incurred in 1995 relating to the valuation of the Partnership's properties.

For the nine months ended September 30, 1996, total expenses increased, as compared to the same period in 1995, due to an increase in operating expense, partially offset by decreases in both real estate tax and general and administrative expenses. Operating expense increased due to greater utility consumption as a result of the unusually harsh winter weather, prior years' insurance refunds received in 1995, and an increase in reimbursable expenses, as described above. The decrease in real estate tax expense is the result of a 1995 real estate tax refund for Dorsey's Forge received in 1996, partially offset by a rise in property assessments. General and administrative expenses also decreased as discussed above.

Depreciation expense for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, increased in conjunction with capital improvement expenditures.

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


DATE: November 5, 1996