Form 10-K
period 1996-12-31
KRUPP REALTY FUND LTD III
filed 1997-03-27
CIK 702117

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended       December 31, 1996

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

Securities registered pursuant to Section 12(g) of the Act: Units of Investor Limited Partner Interests

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

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference:  Part IV, Item 14.

The exhibit index is located on pages 9-12.

The total number of pages in this document is 28.

                                    PART I

   This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS

   Krupp Realty Fund, Ltd.-III ("KRF-III") was formed on April 23, 1982 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KRF-III issued all of the General Partner Interest to two General Partners, The Krupp Company, a Massachusetts limited partnership, and The Krupp Corporation, a Massachusetts corporation. KRF-III also issued all of the Original Limited Partner Interests to The Krupp Company. On June 4, 1982, KRF-III commenced an offering of up to 25,000 units of Investor Limited Partner Interests (the "Units") for $1,000 per Unit. As of September 29, 1982, KRF-III received subscriptions for all 25,000 Units and therefore, the public offering was successfully completed on that date. For details, see Note A to Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

   The primary business of KRF-III is to acquire, operate, and ultimately dispose of real estate. KRF-III initially acquired five multi-family apartment complexes (Druid Valley, Willow Lake, Brookeville, Dorsey's Forge/Oakland Meadow and Hannibal Grove Apartments) and an office building (Woodlake Office Park). KRF-III considers itself to be engaged only in the industry segment of investment in real estate.

   KRF-III sold Druid Valley and Willow Lake in 1991 and Woodlake Office Park in 1992. On July, 1, 1993, the General Partners formed Brookeville Apartments Limited Partnership ("Brookeville L.P.") as a prerequisite for the refinancing of Brookeville Apartments ("Brookeville") with the Department of Housing and Urban Development ("HUD"). At the same time, the General Partners transferred ownership of Brookeville to Brookeville L.P.. The General Partner of Brookeville L.P. is the Westcop Corporation ("Westcop") and KRF-III is the Limited Partner of Brookeville L.P.. Westcop has beneficially assigned its interest in Brookeville L.P. to KRF-
III. KRF-III and Brookeville L.P. are collectively known as Krupp Realty Fund, Ltd.-III and Subsidiary (the "Partnership").

   The Partnership's real estate investments are subject to some seasonal fluctuations due to changes in utility consumption and seasonal maintenance expenditures. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's investments are located, real estate tax rates, operating expenses, energy costs, government regulations, and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is anticipated in the future.

   The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the areas of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) possible adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic and local conditions, such as competitive over-building, increased unemployment or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

   As of December 31, 1996, there were 47 full and part-time on-site personnel employed by the Partnership.

ITEM 2.  PROPERTIES

   As of December 31, 1996, the Partnership had leveraged investments in three apartment complexes having an aggregate of 990 units.

   A summary of the Partnership's real estate investments is presented below. Schedule III included in Item 8 (Appendix A) of this report contains additional detailed information with respect to individual properties.

                                                             Average Occupancy
                                                             For the Year Ended
                                  Year                          December 31,

  Description                 Acquired Total Units   1996  1995  1994  1993 1992

   Brookeville Apartments
   Columbus, Ohio                1983    424 Units    95%   94%   94%   93%  95%

   Hannibal Grove Apartments
   Columbia, Maryland            1983    316 Units    94%   93%   94%    88% 86%

   Dorsey's Forge and Oakland
   Meadows Apartments
   Columbia, Maryland            1983    250 Units    94%   94%   95%    92% 93%

ITEM 3. LEGAL PROCEEDINGS

   There are no material pending legal proceedings to which the Partnership is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   The transfer of Units of Limited Partner Interest is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

   The number of Investor Limited Partners as of December 31, 1996 was approximately 1,600.

   One of the objectives of the Partnership is to generate cash available for distribution, however, there is no assurance that future operations will generate cash available for distribution. The Partnership discontinued distributions during 1990 because of insufficient operating cash flow. In 1994, however, property operations improved and distributions were reinstituted and paid in August, 1994. The Partnership anticipates semi-annual distributions will continue at an annual rate of $15.86 per Unit.

   The Partnership made the following distributions to its Partners during the years ended December 31, 1996 and 1995:

                                       Year Ended December 31,
                                      1996                    1995
                                 Amount   Per Unit      Amount    Per Unit
Limited Partners:

   Investor Limited Partners
    (25,000 Units
    outstanding)                $396,500     $15.86      $297,495    $11.90

   Original Limited Partner       16,697                   12,526

General Partners                   4,174                    3,132

                                $417,371                 $313,153

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

                                        Year Ended December 31,

                    1996        1995          1994        1993        1992

Total revenue   $ 6,628,658  $ 6,352,337  $ 6,215,466  $ 5,757,960  $6,023,650

Loss before gain on
sale of property  (446,360)    (547,893)    (453,031)   (1,521,667) (1,121,070)

Gain on sale of
 property             -            -            -             -        222,388

Net loss          (446,360)   (547,893)     (453,031)   (1,521,667)   (898,682)

Net loss allocated to:

Investor Limited
Partners          (424,042)   (520,498)     (430,380)   (1,445,583)  (853,748)
Per Unit            (16.96)     (20.82)       (17.22)       (57.82)    (34.15)

Original Limited
Partner                -           -         (18,121)      (60,867)   (35,947)

General
Partners           (22,318)    (27,395)       (4,530)      (15,217)    (8,987)

Total assets at
 December 31     13,224,310  14,384,144   15,702,150     16,561,486 16,366,735

Long-term
 obligations
 at December 31  19,126,371  19,491,853   19,827,968   20,133,422   18,676,323

Distributions to:

Investor Limited
Partners           396,500     297,495        99,132           -         -
 Per Unit           15.86        11.90          3.97           -        -

Original Limited
   Partner          16,697      12,526         4,174           -           -

  General
 Partners            4,174          3,132         1,043           -           -

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

Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the potential refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. Due to improvements in the operations of the properties, the Partnership had sufficient Cash Flow to increase semi-annual distributions from an annual rate of $11.90 per Unit in 1995, to an annual rate of $15.86 per Unit in 1996.

   The Partnership is planning to spend approximately $1,044,000 for capital improvements at its properties in 1997. The Partnership believes that the improvements are necessary to compete in its current markets, produce quality rental units and absorb excess market supply at the properties' respective locations and to both maintain and increase its current occupancy levels. Renovations include the replacement of countertops, carpeting, appliances, asphalt repairs, and both interior and exterior building improvements.

Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the year ended December 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                                     Rounded to $1,000

      Net loss for tax purposes                      $ (225,000)

      Items not requiring or (requiring) the use
      of operating funds:
       Tax basis depreciation and amortization        1,646,000
       Principal payments on mortgage notes payable    (334,000)
       Expenditures for capital improvements           (997,000)
       Releases from working capital reserves           327,000

      Cash Flow                                      $  417,000

Operations

   1996 compared to 1995

      Cash flow, net of working capital reserves, increased in 1996 primarily due to a decrease in capital improvement expenditures and a reduction in net loss, as the increase in revenue more than offset the increase in expenses.

      Rental revenue for 1996, as compared to 1995, increased due to increased rental rates at the Partnership's properties in addition to slight increases in average occupancy rates at both Brookeville and Hannibal Grove in 1996.

      Total expenses increased in 1996, when compared to 1995, primarily due to increases in operating and depreciation expenses, partially offset by decreases in maintenance, real estate taxes, and general and administrative expenses. The increase in operating expense is due to a rise in payroll costs at both Brookeville and Hannibal Grove, greater utility consumption as a result of the unusually harsh winter weather in 1996, and an increase in leasing costs related to locating and retaining qualified tenants. Maintenance expense decreased due to costs incurred in 1995 in connection with a fire at Brookeville. The decrease in real estate taxes is the result of a 1995 real estate tax refund for Dorsey's Forge received in 1996. General and administrative expense decreased as a result of costs incurred in 1995 associated with obtaining appraisals of the Partnership's properties. Depreciation expense increased in 1996, as compared to 1995, in conjunction with capital improvement expenditures.

   1995 compared to 1994

      In comparing 1995 to 1994, cash flow improved primarily as a result of a reduction in capital expenditures and increased rental revenue. The increase in rental revenue during 1995 as compared to 1994 is due to increases in rental rates at all the Partnership's properties. The increase in rental rates is related to the capital improvement programs undertaken at the properties. Average occupancy at Hannibal Grove and Dorsey's remained relatively stable during 1995 at 93% and 94%, respectively. Occupancy remained stable at Brookeville despite a fire during 1995.

      Total expenses of the Partnership, net of depreciation, decreased slightly in 1995, as compared to 1994. Savings in operating expenses are due to management's efforts in reducing reimbursable costs. These savings are offset by an increase in maintenance expenses due to minor fire damage at Brookeville.

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

                                          Position with
          Name and Age                The Krupp Corporation

          Douglas Krupp (50)          Co-Chairman of the Board

          George Krupp (52)           Co-Chairman of the Board

          Laurence Gerber (40)        President

          Robert A. Barrows (39)      Treasurer

   Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare (NYSE-HBR). George Krupp is Douglas Krupp's brother.

   George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

   Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare Corporation (NYSE-HBR) as well as President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

   Robert A. Barrows is Senior Vice President and Chief Financial Officer of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire
Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION
   The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of December 31, 1996, beneficial owners of record owning more than 5% of the Partnership's 25,000 Units of Investor Limited Partner Interests outstanding are as follows:

     Title        Name and Address      Amount and Nature        Percent
      of                of                   of                    of
     Class        Beneficial Owner    Beneficial Ownership        Class

   Investor     Mark S. Thompson           1,469 Units             5.9%
   Limited      c/o Equity Resources
   Partner          Group, Inc.
   Units        14 Story Street
                Cambridge, MA 02138

   As of December 31, 1996, the General Partners or their affiliates owned 80 Units (.3% of the total outstanding) of the Partnership in addition to their General Partner and Original Limited Partner Interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Partnership does not have any directors, executive officers or nominees for election as director.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)   1.    Consolidated Financial Statements - see Index to Consolidated
            Financial Statements and Schedule included under Item 8
            (Appendix A) on page F-2 of this Report.

      2. Consolidated Financial Statement Schedule - see Index to Consolidated Financial Statements and Schedule included under
            Item 8 (Appendix A) on page F-2 of this Report. All other schedules are omitted as they are not applicable, not required or the information is provided in the financial statements or the notes thereto.

(b)  Exhibits:

      Number and Description
      Under Regulation S-K
         The following reflects all applicable Exhibits required under Item 601 of Regulation S-K.

      (4) Instruments defining the rights of security holders including indentures:

      (4.1) Agreement of Limited Partnership dated as of April 23, 1982
            [Exhibit A to Prospectus included in Registrant'sRegistration
             Statement on Form S-11 (File 2-77155)].*

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

      (10.4) Open-End Mortgage Note dated July 20, 1993 by and between Brookeville Apartments Limited Partnership and Sussex Mortgage Company. [Exhibit 10.8 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

      (10.5) Open-End Mortgage Deed dated July 20, 1993 by and between Brookeville Apartments Limited Partnership and Sussex Mortgage Company. [Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

      Dorsey's Forge, Oakland Meadows and Hannibal Grove Apartments

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

   (b)  Reports on Form 8-K

         During the quarter ended December 31, 1996, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the st day of March, 1997.


                            KRUPP REALTY FUND, LTD.-III

                            By:The Krupp Corporation, a General Partner

                            By:/s/ Douglas Krupp
                            Douglas Krupp, Co-Chairman (Principal Executive Officer) and Director of The Krupp Corporation


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant and in the capacities indicated, on the   st day of March, 1997.


Signatures                  Titles




/s/ Douglas Krupp        Co-Chairman (Principal Executive Officer) and
Douglas Krupp            Director of The Krupp Corporation, a General
Partner.


/s/ George Krupp         Co-Chairman (Principal Executive Officer)
George Krupp             and Director of The Krupp Corporation, a General
                         Partner.


/s/ Laurence Gerber      President of The Krupp Corporation, a
Laurence Gerber          General Partner.


/s/ Robert A. Barrows    Treasurer of the Krupp Corporation, a
Robert A. Barrows        a General Partner.

                                   APPENDIX A

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY



                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                               ITEM 8 OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1996

KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants                                            F-3


Consolidated Balance Sheets for December 31, 1996 and December 31, 1995      F-4


Consolidated Statements of Operations For the Years Ended
December 31, 1996, 1995 and 1994                                             F-5


Consolidated Statements of Changes in Partners' Deficit
For the Years Ended December 31, 1996, 1995 and 1994                         F-6


Consolidated Statements of Cash Flows For the Years Ended
December 31, 1996, 1995 and 1994                                             F-7


Notes to Consolidated Financial Statements                            F-8 - F-13


Schedule III - Real Estate and Accumulated Depreciation              F-14 - F-15


All other schedules are omitted as they are not applicable or not required, or the information is provided in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Krupp Realty Fund, Ltd.-III:

   We have audited the consolidated financial statements and the financial statement schedule of Krupp Realty Fund, Ltd.-III and Subsidiary (the "Partnership") listed in the index on page F-2 of this Form 10-K . These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Fund, Ltd.-III and Subsidiary at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Boston, Massachusetts    COOPERS & LYBRAND, L.L.P.
February 1, 1997

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                     ASSETS

                                                    1996               1995
Multi-family apartment complexes,
   less accumulated depreciation of
   $18,281,640 and $16,460,550,
   respectively (Note C)                         $11,505,230        $12,329,503
Cash and cash equivalents                            468,735            654,696
Required repair and
   replacement reserves (Note C)                     110,994            202,349
Cash restricted for tenant
   security deposits                                 183,758            202,950
Prepaid expenses and other assets                    603,090            596,254
Deferred expenses, less accumulated
   amortization of $167,081 and $121,192,
   respectively (Note E)                             352,503            398,392

      Total assets                               $13,224,310        $14,384,144

                          LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Mortgage notes payable (Note C)               $19,491,853        $19,826,061
   Accounts payable                                   22,397             54,170
   Due to affiliates (Note E)                           -                10,790
   Accrued expenses and other liabilities            724,481            643,813

      Total liabilities                           20,238,731         20,534,834

Partners' deficit (Note D):

   Investor Limited Partners
     (25,000 Units outstanding)                   (5,801,804)        (4,981,262)

   Original Limited Partner                         (888,525)          (871,828)

   General Partners                                 (324,092)          (297,600)

      Total Partners' deficit                     (7,014,421)        (6,150,690)

      Total liabilities and Partners' deficit    $13,224,310        $14,384,144

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994




                                            1996          1995         1994

Revenue:
   Rental                                $6,568,309    $6,284,399   $ 6,142,098
   Other income                              60,349        67,938        73,368

          Total revenue                   6,628,658     6,352,337     6,215,466

Expenses:
   Operating (Note E)                     1,991,923     1,747,005     1,922,068
   Maintenance                              556,909       672,020       567,972
   Real estate taxes                        504,867       517,945       506,420
   Management fees (Note E)                 326,363       315,695       305,599
   General and administrative (Note E)       93,995       145,488       102,925
   Depreciation and amortization        1,866,979       1,738,951     1,452,182
   Interest (Note C)                      1,733,982     1,763,126     1,811,331

          Total expenses                  7,075,018     6,900,230     6,668,497

Net loss (Note F)                        $ (446,360)   $ (547,893)  $  (453,031)

Allocation of net loss (Note D):

   Investor Limited Partners
          (25,000 Units outstanding)     $ (424,042)   $ (520,498)  $  (430,380)

   Per Unit of Investor Limited
          Partner Interest               $   (16.96)   $   (20.82)  $    (17.22)

   Original Limited Partner              $     -       $     -      $   (18,121)

   General Partners                      $  (22,318)   $  (27,395)  $    (4,530)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the Years Ended December 31, 1996, 1995 and 1994



                            Investor     Original                   Total
                            Limited      Limited     General        Partners'
                            Partners     Partner     Partners       Deficit

Balance at
 December 31, 1993        $(3,633,757)  $(837,007)   $(261,500)   $(4,732,264)

Net loss                     (430,380)    (18,121)      (4,530)      (453,031)

Distributions                 (99,132)     (4,174)      (1,043)      (104,349)

Balance at
 December 31, 1994         (4,163,269)   (859,302)    (267,073)    (5,289,644)

Net loss                     (520,498)       -         (27,395)      (547,893)

Distributions                (297,495)    (12,526)      (3,132)      (313,153)

Balance at
 December 31, 1995         (4,981,262)   (871,828)    (297,600)   (6,150,690)

Net loss (Note D)            (424,042)       -         (22,318)      (446,360)

Distributions (Note D)       (396,500)    (16,697)      (4,174)      (417,371)

Balance at
 December 31, 1996        $(5,801,804)  $(888,525)   $(324,092)   $(7,014,421)

   The per Unit distributions for the years 1994 through 1996 were $3.97, $11.90 and $15.86, respectively.


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994


                                             1996           1995          1994

Operating activities:
   Net loss                              $  (446,360)   $  (547,893)  $(453,031)
   Adjustments to reconcile net
      loss to net cash provided by
      operating activities:
   Depreciation and amortization           1,866,979      1,738,951   1,452,182
   Decrease (increase) in cash restricted
      for tenant security deposits            19,192         (8,170)  (5,129)
   Decrease (increase) in prepaid expenses
      and other assets                        (6,836)        61,980    92,566
   Increase (decrease) in accounts payable   (40,773)      (189,912)   84,807
   Increase (decrease) in due to
      affiliates                             (10,790)        10,790        -
   Increase (decrease) in accrued expenses
      and other liabilities                    80,668       27,783  (107,275)

          Net cash provided by
             operating activities           1,462,080     1,093,529   1,064,120

Investing activities:
   Additions to fixed assets                 (996,817)  (1,064,103) (1,415,488)
   Increase in accounts payable related to
      fixed asset additions                      9,000         -             -
   Decrease in cash reserved for repair
      and replacement reserves                  91,355       407,259    536,014

          Net cash used in investing
             activities                       (896,462)     (656,844) (879,474)

Financing activities:
   Deferred expenses                              -             -     (8,088)
   Principal payments on mortgage
      notes payable                          (334,208)     (305,621) (279,488)
Distributions                                 (417,371)     (313,153) (104,349)

          Net cash used in
         financing activities                (751,579)     (618,774) (391,925)

Net decrease in cash and cash equivalents     (185,961)     (182,089)(207,279)

Cash and cash equivalents, beginning
   of the year                                 654,696      836,785  1,044,064

Cash and cash equivalents, end of
 the year                                  $   468,735   $   654,696 $ 836,785


                    The accompanying notes are an integral
                part of the consolidated financial statements.

                  KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization
   Krupp Realty Fund, Ltd.-III ("KRF-III") was formed on April 23, 1982 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KRF-III terminates on December 31, 2020, unless earlier terminated upon the sale of the last of KRF-III's properties or the occurrence of certain other events as set forth in the Partnership Agreement.

   KRF-III issued all of the General Partner Interests to The Krupp Company, a Massachusetts limited partnership, and The Krupp Corporation, a Massachusetts corporation, in exchange for capital contributions aggregating $1,000. Except under certain limited circumstances upon termination of KRF-III, the General Partners are not required to make any additional capital contributions. KRF-III also issued all of the Original Limited Partner Interests to The Krupp Company in exchange for a capital contribution of $4,000. The Original Limited Partner is not required to make any additional capital contributions to KRF-III.

   On June 4, 1982, KRF-III commenced an offering of up to 25,000 units of Investor Limited Partner Interests (the "Units") for $1,000 per Unit. As of September 29, 1982, KRF-III received subscriptions for all 25,000 Units and therefore, the public offering was successfully completed on that date.

   In 1993, the General Partners formed Brookeville Apartments Limited Partnership ("Brookeville L.P.") as a prerequisite for the refinancing of Brookeville Apartments ("Brookeville") with the Department of Housing and Urban Development ("HUD"). At the same time, the General Partners transferred ownership of Brookeville to Brookeville L.P.. The General Partner of Brookeville L.P. is the Westcop Corporation ("Westcop") and KRF-III is the Limited Partner in Brookeville L.P.. Westcop has beneficially assigned its interest in Brookeville L.P. to KRF-III. KRF-III and Brookeville L.P. are collectively known as Krupp Realty Fund Ltd. -III and Subsidiary (the "Partnership").

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

      Risks and Uncertainties

      The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents
      The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash investments are recorded at cost, which approximates current market values.

      Rental Revenues

      Leases require the payment of rent monthly in advance. Rental revenues are recorded on the accrual basis.

      Depreciation

      Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

           Buildings and improvements                           5 to 25 years
           Appliances, carpeting and equipment                  3 to 8 years

      Impairment of Long-Lived Assets

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

      Deferred Expenses

      Costs of obtaining and recording mortgages are amortized over the life of the related mortgage notes using the straight-line method.

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

C. Mortgage Notes Payable

   The properties owned by the Partnership are pledged as collateral for the non-recourse mortgage notes outstanding at December 31, 1996 and 1995. Mortgage notes payable consist of the following:

                                                      Annual
                                   Principal            Interest
       Property              1996          1995        Rate    Maturity Date

   Brookeville
      Apartments          $ 8,565,244    $ 8,626,055      7.75%   August 1, 2028

   Dorsey's Forge
      Apartments and
      Oakland Meadows
      Apartments            4,629,919      4,745,765      9.25%     May 3, 2000

   Hannibal Grove
      Apartments            6,296,690      6,454,241      9.25%     May 3, 2000

      Total               $19,491,853    $19,826,061

   Brookeville Apartments

      The property is subject to a non-recourse first mortgage note in the original amount of $8,755,000 payable to the Department of Housing and Urban Development ("HUD"). The mortgage note requires monthly payments of $60,600 consisting of principal and interest at the rate of 7.75% per annum. In addition, the Partnership is required to fund a monthly deposit of $5,158 to an escrow account to be used for future property replacements and improvements and a mortgage insurance premium deposit equal to .5% per annum of the outstanding principal balance. The note matures on August 1, 2028. In accordance with HUD regulations, distributions are limited to the extent of Surplus Cash, as defined by the Regulatory Agreement. The mortgage note payable is collateralized by the property and may not be prepaid for a period of five years and, thereafter, during the next five years beginning August 1, 1998, may be prepaid subject to a declining prepayment penalty of 5% to 1%, respectively. After August 1, 2003, there is no prepayment penalty.

   Hannibal Grove Apartments ("Hannibal") and Dorsey's Forge and Oakland Meadows Apartments ("Dorsey's")

      The properties are subject to non-recourse mortgage notes for Hannibal and Dorsey's of $6,800,000 and $5,000,000, respectively, payable at a rate of 9.25% per annum. Monthly principal and interest payments are $62,333 for Hannibal and $45,833 for Dorsey's. The notes mature on May 3, 2000 at which time all unpaid principal, $5,653,175 (Hannibal) and $4,156,746 (Dorsey's), and any accrued interest are due. The mortgage notes payable are collateralized by the respective properties and the notes may not be prepaid prior to June 1, 1998 and thereafter, may be prepaid subject to a prepayment penalty. The prepayment penalty will be the greater of 1) the principal balance multiplied by the difference between 9.4301% and the yield rate on publicly traded U.S. Treasury Securities having the closest matching maturity date as reported in the Wall Street Journal, or 2) one percent of the then outstanding principal.

      The above mortgage notes cannot be prepaid prior to the dates specified in the loan agreements. As a result, fair market values cannot be determined.

   The annual required principal payments on the mortgage notes payable due in the five years 1997 through 2001 are $365,482, $399,694, $437,124,
   $10,020,473 and $89,480, respectively.

   During 1996, 1995 and 1994, the Partnership paid $1,690,992, $1,719,579 and $1,745,712 of interest, respectively, on its mortgage notes.

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

   Per the Partnership Agreement, profits from capital transactions are to be allocated to the extent of cash distributions described above, first to the Investor Limited Partners until they have received a return of their total Invested Capital. Losses from capital transactions are to be allocated to the extent of cash distributions described above, first to the Investor Limited Partners until they have received a return of their total Invested Capital plus their Cumulative Return on Investment. Thereafter, profits and losses from capital transactions are to be allocated in accordance with the Partnership Agreement. Notwithstanding anything above, the General Partners shall be allocated, under all circumstances, at least 1% of all profits and losses from capital transactions.

   In general, the allocation of profits and losses are calculated based on the terms of the Partnership Agreement, as described above. However, the Internal Revenue Code contains rules which govern the allocation of tax losses among partners. For 1995 and 1996, the allocation of tax losses were calculated based on these rules. Pursuant to this section of the code, tax losses are not allocated to a limited partner if a general partner bears the economic risk of loss. Due to tax losses incurred during 1995 and 1996, the Partnership allocated additional tax losses to the General Partners. In conjunction with the tax election referred to above, the consolidated financial statements presented herein reflect the allocation of net loss in accordance with the rules of the Internal Revenue Code.

   As of December 31, 1996 the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                             Investor       Original
                             Limited        Limited     General
                             Partners       Partner     Partners       Total

Capital contributions     $ 25,000,000    $   4,000   $   1,000    $ 25,005,000
Syndication costs           (3,486,600)       -            -         (3,486,600)
Cash distributions
  from operations         (9,715,621)    (409,071)   (102,266)    (10,226,958)
Cash distributions from
  refinancing proceeds    (5,173,000)       -         (52,252)     (5,225,252)
Net loss from
  operations             (21,829,250)    (879,355)   (269,550)    (22,978,155)
Net income from capital
  transaction              9,402,667      395,901      98,976       9,897,544
Balance at
  December 31, 1996     $ (5,801,804)   $(888,525)  $(324,092)   $ (7,014,421)

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

   Amounts accrued or paid to the General Partners or their affiliates during the years ended December 31, 1996, 1995 and 1994 were as follows:

                                     1996       1995          1994
      Property management fees     $326,363   $315,695      $305,599
      Expense reimbursements        173,132    156,319       280,198
         Charged to operations     $499,495   $472,014      $585,797

   Due to affiliates consists of the following at December 31, 1996 and 1995:

                                     1996       1995
      Expense reimbursements       $   -      $ 10,790

F. Federal Income Taxes

   For federal income tax purposes, the Partnership is depreciating property under the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS"), depending on which is applicable.

   The reconciliation of the net loss reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's 1996, 1995 and 1994 federal income tax returns is as follows:

                                             1996         1995         1994
   Net loss per Consolidated Statement
     of Operations                        $ (446,360)  $(547,893)   $(453,031)

   Add:  Difference in book to tax
   depreciation and amortization             221,435     347,827      114,104

      Net loss for federal income
      tax purposes                        $ (224,925)  $(200,066)   $(338,927)

   The allocation of the net loss for federal income tax purposes for the year ended December 31, 1996 is as follows:

                                          Portfolio     Passive
                                           Income         Loss        Total
   Investor Limited Partners              $ 56,790     $(270,469)   $(213,679)
   Original Limited Partner                   -             -             -
   General Partners                          2,989       (14,235)     (11,246)
                                          $ 59,779     $(284,704)   $(224,925)

   During the years ended December 31, 1996, 1995 and 1994 the per Unit net loss to the Investor Limited Partners for federal income tax purposes was ($8.55), ($7.60) and ($12.88), respectively.

   The basis of the Partnership's assets for financial reporting purposes exceeds its tax basis by approximately $4,010,000 and $5,721,000 at December 31, 1996 and 1995, respectively. The tax and book basis of the Partnership's liabilities are the same.

                  KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996
      Original Limited Partner and 1% to the General Partners until such time that the Investor Limited Partners have received a return of their total invested capital plus a 9% per annum Cumulative Return on Investment thereon and thereafter, 65% to the Investor Limited Partners, 28% to the Original Limited Partner and 7% to the General Partners.

Costs to Partnership     Acquisition
                                         Buildings         Buildings
                                            and              and
                                                                    Depreciable
Description    Encumbrances      Land       Improvements  Improvements  Life

Brookeville
Apartments
Columbus, OH      $ 8,565,244 $  623,126    $ 8,312,134    $3,537,500  3 to 25
                                                                        years
Hannibal Grove
Apartments
Columbia, MD       6,296,690    518,519     6,883,945       3,443,350  3 to 25
                                                                        years
Dorsey's Forge &
Oakland Meadows
Apartments
Columbia, MD        4,629,919    340,956     4,521,895     1,605,445   3 to 25
                                                                        years

    Total         $19,491,853 $1,482,601    $19,717,974    $8,586,295



                     Gross Amounts Carried at
                           End of Year                                    Year
                                Buildings                Accumu-       Constr-
                                 and                    lated     Year  uction
                               Improve-                  Depreic-  Acqu- com-
Description          Land       ments       Total         ation    ired  pleted


Brookeville
Apartments
Columbus, OH      $  623,126  $11,849,634   $12,472,760  $ 7,328,949 1983   1975

Hannibal Grove
Apartments
Columbia, MD         518,519   10,327,295    10,845,814    6,935,037 1983   1970

Dorsey's Forge &
Oakland Meadows
Apartments
Columbia, MD         340,956    6,127,340     6,468,296    4,017,654 1983   1970

      Total       $1,482,601  $28,304,269   $29,786,870    $18,281,640


Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1996:

                                       1996            1995             1994

    Real Estate

    Balance at beginning of year     $28,790,053     $27,725,950     $26,310,462

    Acquisition and improvements         996,817       1,064,103      1,415,488

    Balance at end of year           $29,786,870     $28,790,053     $27,725,950


    Accumulated Depreciation             1996            1995           1994

    Balance at beginning of year     $16,460,550     $14,767,489     $13,361,312

    Depreciation expense               1,821,090       1,693,061       1,406,177

    Balance at end of year           $18,281,640     $16,460,550     $14,767,489

Note: The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost for federal income tax purposes at December 31, 1996 is $29,786,870, and the aggregate accumulated depreciation for federal income tax purposes is $22,290,334.