Form 10-Q
period 1997-03-31
KRUPP REALTY FUND LTD III
filed 1997-05-14
CIK 702117

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                              FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997

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


The total number of pages in this document is 10.

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

CONSOLIDATED BALANCE SHEETS


                                  ASSETS
                                                March 31,     December 31,
                                                 1997          1996


Multi-family apartment complexes,
 less accumulated depreciation of
 $18,742,370 and $18,281,640, respectively      $11,161,896 $11,505,230
Cash and cash equivalents                           478,659     468,735
Replacement reserve escrow                          126,468     110,994
Cash restricted for tenant security deposits        185,338     183,758
Prepaid expenses and other assets                   570,290     603,090
Deferred expenses, net of accumulated
 amortization of $178,554 and $167,081,
 respectively                                       341,030     352,503

      Total assets                              $12,863,681 $13,224,310


                     LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Mortgage notes payable                         $19,403,524 $19,491,853
 Accounts payable                                     4,297      22,397
 Due to affiliates (Note 3)                          24,517          -
 Accrued expenses and other liabilities             652,485     724,481

      Total liabilities                          20,084,823  20,238,731

Partners' deficit (Note 2):
 Investor Limited Partners
  (25,000 Units outstanding)                     (5,998,188) (5,801,804)
 Original Limited Partner                          (896,795)   (888,525)
 General Partners                                  (326,159)   (324,092)

      Total Partners' deficit                    (7,221,142) (7,014,421)

      Total liabilities and Partners' deficit   $12,863,681 $13,224,310

The accompanying notes are an integral
part of the consolidated financial statements.

KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three Months
                                                     Ended March 31,
                                                  1997           1996

Revenue:
  Rental                                       $1,768,195     $1,623,884
  Other income                                      9,816         16,076

     Total revenue                              1,778,011      1,639,960

Expenses:
  Operating (Note 3)                              511,118        479,505
  Maintenance                                      90,052         75,123
  Real estate taxes                               134,841        125,925
  Management fees (Note 3)                         85,398         79,682
  General and administrative (Note 3)              53,767         26,057
  Depreciation and amortization                   472,203        442,780
  Interest                                        428,668        436,302

     Total expenses                             1,776,047      1,665,374

Net income (loss)                              $    1,964     $  (25,414)

Allocation of net income (loss) (Note 2):

Investor Limited Partner
  Interest (25,000 Units outstanding)          $    1,866     $  (24,143)

Per Unit of Investor Limited Partner
  Interest                                     $      .07     $     (.97)

Original Limited Partner                       $       78     $   (1,017)

General Partners                               $       20     $     (254)


                  The accompanying notes are an integral
              part of the consolidated financial statements.

                KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                __________

                                               For the Three Months
                                                 Ended March 31,
                                               1997          1996

Operating activities:
  Net income (loss)                         $   1,964     $ (25,414)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depreciation and amortization            472,203       442,780
     Changes in assets and liabilities:
        Decrease (increase) in cash
         restricted for tenant security
         deposits                              (1,580)       33,677
        Decrease in prepaid expenses and
         other assets                          32,800        54,714
        Decrease in accounts payable           (9,100)      (20,167)
        Increase in due to affiliates          24,517           -
        Decrease in accrued expenses and
         other liabilities                    (71,996)      (26,948)

           Net cash provided by operating
             activities                       448,808       458,642

Investing activities:
     Decrease in accounts payable for
      fixed asset additions                    (9,000)         -
     Additions to fixed assets               (117,396)      (33,749)
     Funding to replacement reserve escrow    (15,474)      (15,259)
     Increase in other investments               -         (294,435)
Net cash
used in investing
             activities                      (141,870)     (343,443)

Financing activities:
     Distributions                           (208,685)     (208,685)
     Principal payments on mortgage
      notes payable                           (88,329)      (80,771)
Net cash
used in financing
             activities                      (297,014)     (289,456)

Net increase (decrease) in cash and cash
 equivalents                                    9,924      (174,257)

Cash and cash equivalents, beginning
 of period                                    468,735       654,696

Cash and cash equivalents, end of period    $ 478,659     $ 480,439

The accompanying notes are an integral
             part of the consolidated financial statements.

               KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)           Accounting Policies

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Fund, Ltd.-III and Subsidiary (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership. In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1997 and its results of operations and its cash flows for the three months ended March 31, 1997 and 1996. Certain prior period balances have been reclassified to conform with current period financial statement preparation.

   The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)           Summary of Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the three months ended
March         31, 1997 is as follows:

                           Investor    Original                 Total
                           Limited     Limited     General     Partners'
                           Partners    Partner     Partners     Deficit

     Balance at
       December 31, 1996 $(5,801,804) $(888,525)  $(324,092)  $(7,014,421)

     Net income                1,866         78          20         1,964

     Distributions          (198,250)    (8,348)     (2,087)     (208,685)

     Balance at
       March 31, 1997    $(5,998,188) $(896,795)  $(326,159)  $(7,221,142)

(3)        Related Party Transactions

           Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. These management agreements were sold to BRI OP Limited Partnership, a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.

           Amounts accrued or paid to the General Partners or their affiliates were as follows:

                                               For the Three Months
                                                 Ended March 31,

                                                1997         1996

         Property management fees             $ 85,398     $ 79,682


         Expense reimbursements                 51,078       47,114

            Charged to operations             $136,476     $126,796

     Due to affiliates consisted of expense reimbursements of $24,517 at March 31, 1997.


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

The Partnership is planning to spend approximately $1,043,000 for capital improvements at its properties in 1997. In order to fund the improvements the Partnership will use its existing cash reserves, reserves for replacement and cash flow from operations. The Partnership believes that the improvements are necessary to compete with current market conditions, produce quality rental units and absorb excess demand at the properties' respective locations and to both maintain and increase its current occupancy levels. Renovations include the replacement of countertops, carpeting, appliances, asphalt repairs, and both interior and exterior building improvements.

Cash Flow

Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the three months ended March 31, 1997. The General Partners provide the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                     Rounded to $1,000

   Net income for tax purposes                             $  66,000

   Items not requiring or (requiring) the use
    of operating funds:
     Tax basis depreciation and amortization                 408,000
     Principal payments on mortgage notes payable            (88,000)
     Expenditures for capital improvements                  (117,000)
     Additions to working capital reserves                   (60,000)

   Cash Flow                                               $ 209,000


Operations

Cash Flow, as calculated by Section 8.2(a) of the Partnership Agreement, before additions to working capital reserves, decreased during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, primarily due to an increase in capital improvement expenditures.

Total revenue for the first quarter of 1997, as compared to the first quarter of 1996, increased due to increases in rental rates and average occupancy rates at all the Partnership's properties. Occupancy rates for the first quarter of 1997 and 1996 for Brookeville, Hannibal Grove ("Hannibal"), and Dorsey's Forge ("Dorsey's") Apartments averaged 98%, 99%, and 98%, and 95%, 93%, and 93%, respectively. Interest income, during the same time period, decreased as a result of lower cash and cash equivalents available for investment.

During the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, total expenses increased, with higher operating expenses, real estate taxes, maintenance, general and administrative and depreciation expenses. Operating expense increased due to an increase in advertising and leasing expenses which resulted in the higher occupancy rates discussed above. Real estate taxes increased due to higher property assessments at Brookeville and Hannibal and also because of a real estate tax refund received in 1996 for Dorsey's. Maintenance expense increased as landscaping, parking lot repairs, and interior building repairs were completed at the Partnership's properties. General and administrative expense increased as a result of legal costs related to the recent unsolicited tender offer made to purchase Partnership Units. Depreciation expense increased in conjunction with capital improvement expenditures.

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


                         Krupp Realty Fund, Ltd. - III
                                 (Registrant)

                         BY:  /s/Wayne H. Zarozny
                              Wayne H. Zarozny
                              Treasurer and Chief Accounting Officer
                              of The Krupp Corporation, a General Partner


DATE:  May 13, 1997