Form 10-Q
period 1997-06-30
KRUPP REALTY FUND LTD III
filed 1997-08-12
CIK 702117

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended     June 30,1997

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

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                           June 30, December 31,
                                             1997        1996

Multi-family apartment complexes,
  less accumulated depreciation of
  $19,221,732 and $18,281,640, respectively$11,026,066 $11,505,230
Cash and cash equivalents                    546,272       468,735
Replacement reserve escrow                   145,715       110,994
Cash restricted for tenant security deposits 198,128       183,758
Prepaid expenses and other assets            504,008       603,090
Deferred expenses, net of accumulated
  amortization of $190,026 and $167,081,
  respectively                               329,558       352,503

     Total assets                        $12,749,747   $13,224,310

                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                 $19,313,199   $19,491,853
  Accrued expenses and other
     liabilities (Note 3)                    657,234       746,878

     Total liabilities                    19,970,433    20,238,731

Partners' deficit (Note 2):
  Investor Limited Partners
   (25,000 Units outstanding)             (5,997,755)  (5,801,804)
  Original Limited Partner                  (896,776)    (888,525)
  General Partners                          (326,155)    (324,092)

     Total Partners' deficit              (7,220,686)  (7,014,421)

  Total liabilities and
  Partners' deficit                      $12,749,747  $13,224,310










             The accompanying notes are an integral
         part of the consolidated financial statements.

          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS


            For the Three Months             For the Six Months
              Ended June 30,                 Ended June30,
               1997      1996                 1997        1996


Revenue:
 Rental     $1,815,168 $1,628,975            3,583,363  $3,252,859
Other income    17,346     15,668               27,162      31,744
Total revenue1,832,514  1,644,643            3,610,525   3,284,603

Expenses:
 Operating (Note 3)502,931 472,326            1,014,049    951,831
 Maintenance       170,715 140,079              260,767    215,202
 Real estate taxes 126,325 120,958              261,166    246,883
 General and administrative
    (Note 3)        24,829  11,966               78,596     38,023
 Management fees
         (Note 3)   89,753  81,210              175,151    160,892
 Depreciation and
    amortization   490,834 450,027              963,037    892,807
 Interest          426,671 434,476              855,339    870,778

 Total expenses  1,832,058 1,711,042          3,608,105  3,376,416


Net income (loss)$     456 $ (66,399)        $    2,420 $  (91,813)

Allocation of net income
 (loss) (Note 2):

  Investor Limited Partner
   (25,000 Units
     outstanding)      $433 $(63,079)         $   2,299   $ (87,222)

  Per Unit of Investor
   Limited Partner
    Interest           $.02 $ (2.52)          $     .09   $   (3.49)

  Original Limited
   Partner             $19  $(2,656)         $       97   $   (3,673)

  General Partners     $ 4  $ (664)          $       24   $    (918)














             The accompanying notes are an integral
         part of the consolidated financial statements.

          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS


    For the Six Months Ended
             June 30,
       1997          1996
Operating activities:
  Net income (loss)                       $   2,420  $  (91,813)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization        963,037     892,807
       Interest earned on replacement reserve
          escrow                             (3,774)       -
       Changes in assets and liabilities:
          Decrease (increase) in cash restricted
            for tenant security deposits    (14,370)     30,102
          Decrease in prepaid expenses and
            other assets                     99,082      76,469
          Decrease in accrued expenses and
            other liabilities               (89,644)    (85,761)

            Net cash provided by operating
               activities                   956,751     821,804

Investing activities:
  Additions to fixed assets                (460,928)   (346,180)
  Deposits to replacement reserve escrow    (30,947)    (30,947)
  Withdrawals from replacement reserve escrow  -         10,708
  Increase in other investments                -       (294,435)
  Increase in accounts payable related to fixed
     asset additions                           -            830

            Net cash used in investing
               activities                  (491,875)   (660,024)

Financing activities:
  Distributions                            (208,685)   (208,685)
  Principal payments on mortgage notes payable
                                          (178,654)    (163,369)

            Net cash used in financing
               activities                  (387,339)   (372,054)

Net increase (decrease) in cash and
   cash equivalents                          77,537    (210,274)

Cash and cash equivalents, beginning of period
                                            468,735     654,696

Cash and cash equivalents, end of period  $ 546,272  $  444,422









             The accompanying notes are an integral
part of the consolidated financial statements.

          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)Accounting Policies

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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for six months ended June 30, 1997 and 1996. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Summary of Changes in Partners' Deficit

A summary of changes in Partners' deficit for the six months ended June 30, 1997 is as follows:

                      Investor    Original               Total
                       Limited    Limited     General   Partners'
                        Partners   Partner    Partners   Deficit

    Balance at
      December 31, 1996$(5,801,804)$(888,525)$(324,092)$(7,014,421)

    Net income            2,299         97          24       2,420


    Distributions        (198,250)   (8,348)   (2,087)   (208,685)

    Balance at
      June 30, 1997   $(5,997,755)$(896,776)$(326,155)$(7,220,686)










Continued

KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

(3)Related Party Transactions

Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. These management agreements were sold to BRI OP Limited Partnership, a subsidiary of Berkshire Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.

Amounts accrued or paid to the General
Partners or their affiliates were as follows:

               For the Three Months          For the Six Months
                  Ended June 30,                     Ended June 30,
                 1997        1996                  1997      1996


      Property management fees
            $ 89,753      $ 81,210                $175,151 $160,892

      Expense reimbursements
            42,745    50,366              93,823          97,480

      Charged to operations
          $132,498  $131,576            $268,974       $ 258,322

Expense reimbursements due to affiliates of $3,258 is included in accrued expenses and other liabilities at June 30, 1997.

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

The Partnership is planning to spend
approximately $1,083,000 for capital
improvements at its properties in 1997. In order to fund the improvements, the Partnership will use its existing cash reserves, reserves for replacement and cash flow from operations. The Partnership believes that the improvements are necessary to compete in the current marketplace.
Renovations include the replacement of
countertops, carpeting, appliances, asphalt repairs, and both interior and exterior building improvements.

Cash Flow

Shown below, as required by the Partnership
Agreement, is the calculation of Cash Flow of the Partnership for the six months ended June
30, 1997. The General Partners provide the information below to meet requirements of the Partnership Agreement. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.




                     Rounded to $1,000

 Net income for tax purposes                   $ 149,000

 Items not requiring (requiring) the use
  of operating funds:
   Tax basis depreciation and amortization       817,000
   Principal payments on mortgage notes payable (179,000)
   Expenditures for capital improvements        (461,000)
   Additions to working capital reserves        (117,000)

 Cash Flow                                     $ 209,000




                            Continued

          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY





Operations

Cash Flow, as calculated by Section 8.2(a)of the Partnership Agreement, before additions to working capital reserves, increased during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, as the increase in net income, plus depreciation and amortization, more than offset the increase in capital improvements.

Rental revenue during the three and six months ended June 30, 1997 as compared to the same periods in 1996, increased as a result of increased rental rates and average occupancy rates at all of the Partnership's properties.
Occupancy rates at Brookeville Apartments averaged
98% and 95% for the six months ended June 30, 1997 and June 30, 1996, respectively. At Hannibal
Grove Apartments ("Hannibal"), occupancy rates averaged 99% and 93% for the six months ended June
30, 1997 and June 30, 1996, respectively. Occupancy rates at Dorsey's Forge Apartments ("Dorsey's") averaged 99% and 92% for the six months ended
June 30, 1997 and June 30, 1996, respectively.

During the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, total expenses increased, primarily due to operating expenses maintenance, general and administrative and depreciation expenses.
Operating expense increased due to an increase in advertising and leasing expenses which resulted in the higher occupancy rates discussed above.
Maintenance expense increased as landscaping, parking lot repairs, and interior building repairs were completed at the Partnership's properties.
General and administrative expense increased as a result of legal costs related to the unsolicited tendor offers made to purchase Partnership Units.
Depreciation expense increased in conjunction with capital improvement expenditures.

          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

                   PART II - OTHER INFORMATION





Item 1.Legal Proceedings
                      Response:  None

Item 2.Changes in Securities
                      Response:  None

Item 3.Defaults upon Senior Securities
                      Response:  None

Item 4.Submission of Matters to a Vote of Security Holders
                      Response:  None

Item 5.Other Information
                      Response:  None

Item 6.Exhibits and Reports on Form 8-K
                      Response:  None

SIGNATURE



Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Krupp Realty Fund,
Ltd. - III

  (Registrant)



                      BY:/s/Wayne H. Zarozny

 Wayne H. Zarozny

                      Treasurer and Chief
                      Accounting Officer of
                      The Krupp Corporation,
                      a General Partner

DATE: August 11, 1997