Form 10-Q
period 1997-09-30
KRUPP REALTY FUND LTD III
filed 1997-11-13
CIK 702117

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September
30, 1997

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

The total number of pages in this document is 9.

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

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                        September 30,December 31,
                                            1997        1996

Multi-family apartment complexes,
less accumulated depreciation of
$19,714,282 and $18,281,640, respectively$10,822,108 $11,505,230
Cash and cash equivalents                    415,199    468,735
Replacement reserve escrow                   161,189     110,994
Cash restricted for tenant security deposits 205,134     183,758
Prepaid expenses and other assets (Note 3)   543,263     603,090
Deferred expenses, net of accumulated
  amortization of $201,499 and $167,081,
  respectively                               318,085    352,503

     Total assets                        $12,464,978$13,224,310

                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                 $19,220,830 19,491,853
  Accrued expenses and other liabilities    699,941     746,878               8

     Total liabilities                    19,920,771 20,238,731

Partners' deficit (Note 2):
  Investor Limited Partners
   (25,000 Units outstanding)             (6,221,106) (5,801,804)
  Original Limited Partner                  (906,181)   (888,525)
  General Partners                          (328,506)   (324,092)

     Total Partners' deficit              (7,455,793) (7,014,421)


  Total liabilities and
  Partners' deficit                      $12,464,978 $13,224,310










             The accompanying notes are an integral
         part of the consolidated financial statements.

          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                 For the Three Months     For the Nine Months
                                  Ended September 30,      Ended September 30,

                                 1997         1996        1997        1996
Revenue:
   Rental                   $1,814,193   $1,642,708  $5,397,556  $4,895,567
   Other income                 12,893       15,061      40,055      46,805

     Total revenue           1,827,086    1,657,769   5,437,611   4,942,372

Expenses:
   Operating (Note 3)          522,059      516,207   1,536,108   1,468,038
   Maintenance                 146,519      163,400     407,286     378,602
   Real estate taxes           140,059      136,452     401,225     383,335
   General and administrative
     (Note 3)                   25,072       21,236     103,668      59,259
   Management fees (Note 3)     91,176       82,819     266,327     243,711
Depreciation and amortization  504,023      477,649   1,467,060   1,370,456
   Interest                    424,600      432,583   1,279,939   1,303,361

     Total expenses          1,853,508    1,830,346   5,461,613   5,206,762

   Net loss                 $  (26,422)  $ (172,577) $  (24,002)$ (264,390)

Allocation of net loss (Note 2):

   Investor Limited Partners
     (25,000 Units outstanding)$  (25,101)$ (163,949)$  (22,802) $ (251,171)

   Per Unit of Investor Limited
     Partner Interest       $    (1.00)  $    (6.56) $     (.91) $   (10.05)

   Original Limited Partner $   (1,057)  $   (6,902) $     (960)$  (10,575)

   General Partners         $     (264)  $   (1,726) $     (240)$   (2,644)





















             The accompanying notes are an integral
         part of the consolidated financial statements.

           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                            For the Nine Months Ended
                                    September 30,
                                 1997            1996
Operating activities:
  Net loss                                $   (24,002)$  (264,390)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization        1,467,060   1,370,456
       Interest earned on replacement reserve
          escrow                               (3,774)       -
       Changes in assets and liabilities:
          Decrease (increase) in cash restricted
            for tenant security deposits      (21,376)     30,835

          Decrease in prepaid expenses and
            other assets                       59,827      47,188
          Decrease in accrued expenses and
            other liabilities                 (41,854)    (43,831)


            Net cash provided by operating
               activities                   1,435,881   1,140,258

Investing activities:
  Additions to fixed assets                  (749,520)   (692,205)
  Deposits to replacement reserve escrow      (46,421)    (46,422)
  Withdrawals from replacement reserve escrow                -
       40,272
  Increase (decrease) in accounts payable
     related to fixed asset additions          (5,083)      2,744

            Net cash used in investing
               activities                    (801,024)   (695,611)

Financing activities:
Distributions                                (417,370)   (417,371)
Principal payments on mortgage notes payable (271,023) (247,834)

            Net cash used in financing
               activities                    (688,393)   (665,205)

Net decrease in cash and cash equivalents     (53,536)   (220,558)

Cash and cash equivalents, beginning of the period 468,735     654,696

Cash and cash equivalents, end of the period     $ 415,199 $   434,138












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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of
September 30, 1997, its results of operations for the three and nine months ended September
30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.
Certain prior year balances have been
reclassified to conform with the current year consolidated financial statement presentation.

 The results of operations for the three and nine months ended
 September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
 Management's Discussion and Analysis of Financial Condition and
 Results of Operations included in this report.


(2)   Summary of Changes in Partners' Deficit

   A summary of changes in Partners' Deficit for the nine months ended September 30, 1997 is as follows:

                         Investor     Original  Total
                         Limited      Limited   General Partners'
                        Partners      Partner   Partners   Deficit

   Balance at
   December 31, 1996 $(5,801,804)$(888,525)$(324,092)  $(7,014,421)

   Net loss              (22,802)     (960)     (240)      (24,002)

   Distributions          (396,500)  (16,696)   (4,174)  (417,370)


   Balance at
   September 30,1997  $(6,221,106)$(906,181)$(328,506)$(7,455,793)











Continued

KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



(3)Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management.
These management agreements were sold to BRI
OP Limited Partnership, a subsidiary of
Berkshire Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February
28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.

    Amounts accrued or paid to the General Partners' affiliates were as follows:

                          For the Three Months  For the Nine Months
                          Ended September 30,   Ended September 30,
                           1997         1996      1997       1996


Property management fees$ 91,176     $ 82,819 $266,327    $243,711

Expense reimbursements    42,655       48,456   136,478   145,936

Charged to operations   $133,831     $131,275   $402,805 $389,647


    Expense reimbursements due from affiliates of $5,949 and $0 are included in prepaid expenses and other assets at September 30, 1997 and December 31, 1996, respectively.

          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY



Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS  OF OPERATIONS


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

The Partnership has spent approximately
$750,000 to date and is expected to spend approximately $1,083,000 for capital improvements at its properties in 1997. In order to fund the improvements, the Partnership will use its existing cash reserves, reserves for replacement and cash flow from operations. The Partnership believes that the improvements are necessary to compete in the current market. Renovations include the replacement of countertops, carpeting, appliances, asphalt repairs, and both interior and exterior building improvements.

Operations

Net loss decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September
30, 1996, as the increase in revenue more than offset the increase in expenses.

Rental revenue increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended
September 30, 1996, as a result of increased rental rates and average occupancy rates at all three of the Partnership's properties.
Occupancy rates at Brookeville Apartments
("Brookeville") averaged 98% and 95% for the nine months ended September 30, 1997 and September 30, 1996, respectively. At Hannibal
Grove ("Hannibal"), occupancy rates averaged
99% and 94% for the nine months ended
September 30, 1997 and September 30, 1996, respectively. Occupancy rates at Dorsey's
Forge Apartments ("Dorsey's") averaged 99% and
95% for the nine months ended September 30, 1997 and September 30, 1996, respectively.

During the three and nine months ended
September 30, 1997 as compared to the three and nine months ended September 30, 1996, total expenses increased, primarily due to operating, general and administrative and depreciation expenses. Operating expenses increased due to increased salary and payroll expense along with increases in advertising and leasing expenses,which have contributed to the higher occupancy rates discussed above.
General and administrative expense increased as a result of legal costs related to the unsolicited tender offers made to purchased Partnership Units.
Depreciation expense increased in conjunction with capital improvement expenditures. Maintenance expense increased during the nine months ended
September 30, 1997 as compared to the nine months ended September 30, 1996, due to increases in landscaping, parking lot repairs,and interior building repairs at the Partnership's properties.

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




Krupp Realty Fund, Ltd. - III

  (Registrant)


BY:/s/Wayne H. Zarozny
Wayne H. Zarozny
Treasurer and Chief Accounting Officer of The
Krupp   Corporation, a General Partner.



DATE: November 12, 1997