Form 10-K
period 1997-12-31
KRUPP REALTY FUND LTD III
filed 1998-03-30
CIK 702117

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-K

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [NO FEE REQUIRED]

          For the fiscal year ended
December 31, 1997

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

The exhibit index is located on pages 8-11.

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

Theprimary business of KRF-III is to acquire, operate, and ultimately dispose of real estate. KRF-III initially acquired five multi-family apartment complexes (Druid
Valley, Willow Lake, Brookeville, Dorsey's
Forge/Oakland Meadows and Hannibal Grove
Apartments) and an office building (Woodlake
Office Park). KRF-III considers itself to be engaged only in the industry segment of investment in real estate.

KRF-III sold Druid Valley and Willow Lake in
1991 and Woodlake Office Park in 1992.  On
July, 1, 1993, the General Partners formed
Brookeville Apartments Limited Partnership
("Brookeville L.P.") as a prerequisite for the refinancing of Brookeville Apartments
("Brookeville") with the Department of Housing and Urban Development ("HUD"). At the same time, the General Partners transferred ownership of Brookeville to Brookeville L.P.
The General Partner of Brookeville L.P. is the
Westcop Corporation ("Westcop") and KRF-III is the Limited Partner of Brookeville L.P.
Westcop has beneficially assigned its interest in Brookeville L.P. to KRF-III. KRF-III and
Brookeville L.P. are collectively known as Krupp Realty Fund, Ltd.-III and Subsidiary
(the "Partnership").

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

As of December 31, 1997, the Partnership did not employ any personnel.

ITEM 2.  PROPERTIES

As of December 31, 1997, the Partnership had leveraged investments in three apartment complexes having an aggregate of 990 units.

A summary of the Partnership's real estate investments is presented below. Schedule III included in Item 8 (Appendix A) of this report contains additional detailed information with respect to individual properties.

                                         Average Occupancy
                                         For the Year Ended
       Year                                December 31,
  DescriptionAcquired    Total Units       1997 1996 1995 19941993

  Brookeville Apartments
  Columbus, Ohio           1983  424 Units  98%  95%  94%  94%  93%

  Hannibal Grove Apartments
  Columbia, Maryland       1983  316 Units 100%  94%  93%  94%  88%

  Dorsey's Forge and Oakland
  Meadows Apartments
  Columbia, Maryland     1983    250 Units  99%  94%  94%  95%  92%

ITEM 3.LEGAL PROCEEDINGS

There are no material pending legal
proceedings to which the Partnership is a party or of which any of its property is the subject.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

  None.
































                             PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

The transfer of Units of Limited Partner
Interest is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of Investor Limited Partners as of December 31, 1997 was approximately 1,600.

One of the objectives of the Partnership is to generate cash available for distribution, however, there is no assurance that future operations will generate cash available for distribution. The Partnership discontinued distributions during 1990 because of insufficient operating cash flow. In 1994, however, property operations improved and distributions were reinstituted and paid in August, 1994 at a rate of $3.97 per Unit and increased to an annual rate of $11.90 and $15.86 per Unit in 1995 and 1996, respectively. Thereafter, the Partnership has continued semiannual distributions at an annual rate of $15.86.

  The Partnership made the following distributions to its Partners during the years ended December 31, 1997 and 1996:

                                 Year Ended December 31,
                               1997                    1996
                          Amount   Per Unit      Amount   Per Unit
Limited Partners:

  Investor Limited Partners
   (25,000 Units
     outstanding)      $396,500   $15.86    $396,500 $15.86

Original Limited Partner  16,697              16,697

General Partners            4,174                  4,174

                         $417,371               $417,371

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

                    1997        1996       1995        1994       1993



Total revenue    $7,280,181 $ 6,628,658$ 6,352,337 $6,215,466$ 5,757,960

Net loss            (23,224)   (446,360) (547,893)   (453,031) (1,521,667)

Net loss allocated to:

   Investor Limited
    Partners        (22,063)  (424,042)  (520,498)   (430,380) (1,445,583)
      Per Unit         (.88)    (16.96)    (20.82)     (17.22)     (57.82)

    Original Limited
    Partner            (929)       -          -       (18,121)    (60,867)

   General
    Partners           (232)   (22,318)   (27,395)     (4,530)    (15,217)

Total assets at
 December 31     12,354,768  13,224,310 14,384,144 15,702,150 16,561,486

Long-term
 obligations
 at December 31  18,726,677  19,126,371 19,491,853 19,827,968 20,133,422

Distributions:

   Investor Limited
    Partners        396,500     396,500    297,495    99,132        -
      Per Unit        15.86       15.86      11.90      3.97        -

   Original Limited
    Partner          16,697      16,697     12,526     4,174        -

   General Partners   4,174       4,174      3,132      1,043       -


The per Unit distributions for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 were $15.86, $15.86, $11.90, $3.97 and $0, respectively, none of which represented a return of capital.


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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the potential refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1994, distributions were reinstituted and paid in August, 1994 at a rate of $3.97 per Unit and increased to an annual rate of $11.90 and $15.86 per Unit in 1995 and 1996, respectively. Thereafter, the Partnership has continued semiannual distributions at an annual rate of $15.86.

The Partnership is planning to spend
approximately $1,089,000 for capital
improvements at its properties in 1998.  The
Partnership believes that the improvements are necessary to compete in its current markets, produce quality rental units and absorb excess market supply at the properties' respective locations and to both maintain and increase current occupancy levels. Renovations include the replacement of countertops, carpeting, appliances, pavement upgrades and both interior and exterior building improvements.
The Partnership expects to fund these
improvements from established reserves and cash generated from property operations.

Operations

     1997 compared to 1996

Net loss decreased in 1997 when compared with 1996, as the increase in total revenue more than offset the increase in total expenses.

Rental revenue increased in 1997 when compared to 1996, with substantial increases in average occupancy rates at all the Partnership's properties.

Total expenses increased slightly in 1997 as compared to 1996. Maintenance expense increased with landscaping and exterior building repairs completed at Brookeville.
Real estate taxes increased due to a rise in the assessed value of Dorsey's Forge in addition to a 1995 real estate tax refund for the property received in 1996. Management fees increased as a result of the increases in rental revenue, as discussed above.
Depreciation expense increased in conjunction with capital improvement expenditures.

     1996 compared to 1995

Net loss decreased in 1996, as compared to 1995, as the increase in revenue more than offset the increase in expenses.

Rental revenue for 1996, as compared to 1995, increased due to increased rental rates at the Partnership's properties in addition to slight increases in average occupancy rates at both
Brookeville and Hannibal Grove in 1996.
Total expenses increased in 1996, when
compared to 1995, primarily due to increases in operating and depreciation expenses, partially offset by decreases in maintenance, real estate taxes, and general and administrative expenses. The increase in operating expense was due to a rise in payroll costs at both Brookeville and Hannibal Grove, greater utility consumption as a result of the unusually harsh winter weather in 1996, and an increase in leasing costs related to locating and retaining qualified tenants. Maintenance expense decreased due to costs incurred in 1995 in connection with a fire at Brookeville.
The decrease in real estate taxes was the result of a 1995 real estate tax refund for Dorsey's Forge received in 1996. General and administrative expense decreased as a result of costs incurred in 1995 associated with obtaining appraisals of the Partnership's properties. Depreciation expense increased in
1996, as compared to 1995, in conjunction with capital improvement expenditures.

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

                                  Position with
       Name and Age           The Krupp Corporation

        Douglas Krupp (51)    President and Co-Chairman of the
                              Board

        George Krupp (53)     Co-Chairman of the Board

        Wayne H. Zarozny (39) Treasurer

  Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the company.
 Mr. Krupp is a graduate of Bryant College.
In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990.
Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company,
Inc. (NYSE-BRI) and Harborside Healthcare
(NYSE-HBR). Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government
Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.
George Krupp is Douglas Krupp's brother.

  George Krupp is the Co-Chairman and Co-
Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Mr. Krupp received his undergraduate education from the University of Pennsylvania and Harvard
University Extension School and holds a
Master's degree in History from Brown
University.

  Wayne H. Zarozny is Vice President of The
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for accounting and financial reporting, treasury, accounts payable and payroll activities. Prior to joining The
Berkshire Group, he was an audit supervisor for Pannell Kerr Forster International and on the audit staff of Deloitte, Haskins and Sells in Boston. He received a B.S. degree from Bryant College, a Master's degree in Business
Administration from Clark University and is a Certified Public Accountant.
ITEM 11.  EXECUTIVE COMPENSATION

  The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  As of December 31, 1997, beneficial owners of record owning more than 5% of the Partnership's 25,000 Units of Investor Limited
Partner Interests outstanding are as follows:

    Title     Name and Address  Amount and Nature  Percent
     of           of                 of              of
    Class     Beneficial Owner  BeneficialOwnership Class

  Investor  Equity Resource
  Limited      Fund XVI LP
  Partner   14 Story Street
  Units     Cambridge, MA 02138      926   Units     3.7%

  Investor  Equity Resource
  Limited      Fund XIX LP
  Partner   14 Story Street
  Units     Cambridge, MA 02138            333     Units  1.3%

  Investor  Equity Resource
  Limited      Cambridge Fund LP
  Partner   14 Story Street
  Units     Cambridge, MA 02138                     95 Units  0.4%

  Investor  Equity Resource
  Limited      General Fund LP
  Partner   14 Story Street
  Units     Cambridge, MA 02138                     40 Units  0.2%

  Investor  Equity Resource
  Limited      Brattle Fund LP
  Partner   14 Story Street
  Units     Cambridge, MA 02138                     30 Units  0.1%

  Investor  AP-GP Prom Partners
  Limited      Inc.
  Partner   2 Manhattanville Rd.
  Units     Purchase, NY 10577             824     Units  3.3%

  Investor  Apollo Real Estate
  Limited      Advisors II, LP
  Partner   2 Manhattanville Rd.
  Units     Purchase, NY 10577                     824 Units  3.3%

  Investor  Apollo Real Estate
  Limited      Investment Fund II, LP
  Partner   2 Manhattanville Rd.
  Units     Purchase, NY 10577             824     Units  3.3%

  Investor
  Limited   Krescent Partners LLC
  Partner   2 Manhattanville Rd.
  Units     Purchase, NY 10577               824   Units  3.3%

            Total                   4,720    Units 18.9%

  As of December 31, 1997, the General
Partners or their affiliates owned 80 Units
(.3% of the total outstanding) of the
Partnership in addition to their General
Partner and Original Limited Partner
Interests.

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
          Consolidated Financial Statements and Schedule included under Item 8 (Appendix A) on page F-2 of this Report.

     2. Consolidated Financial Statement Schedule - see Index to Consolidated Financial Statements and Schedule included under Item 8 (Appendix A) on page F-2 of this Report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Consolidated Financial Statements or the Notes thereto.

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

  (10)      Material Contracts:

     Brookeville Apartments

  (10.1) Property Management Agreement dated October 1, 1991 between Brookeville Apartments Limited Partnership, as Owner, and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-11210)].*

  (10.2) Contract of Limited Partnership and Certificate of Limited Partnership of Brookeville Apartments Limited Partnership [Exhibit 10.5 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

  (10.3) Agreement to Hold Title dated July 20, 1993 by and between Brookeville Apartments Limited Partnership and Krupp Realty Fund, Ltd. - III. [Exhibit 10.6 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*


  (10.4) Quitclaim deed dated July 20, 1993 between Krupp Realty Fund, Ltd.-III and Brookeville Apartments Limited Partnership. [Exhibit 10.7 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

  (10.5) Open-End Mortgage Note dated July 20, 1993 by and between Brookeville Apartments Limited Partnership and Sussex Mortgage Company. [Exhibit 10.8 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

  (10.6) Open-End Mortgage Deed dated July 20, 1993 by and between Brookeville Apartments Limited Partnership and Sussex Mortgage Company. [Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

     Dorsey's Forge, Oakland Meadows and Hannibal Grove Apartments

 (10.7) Agreements dated as of November 30, 1982, and related supplemental Agreement dated as of November 30, 1982 between George Krupp and Douglas Krupp, on behalf of themselves and others, and Shelter Corporation of Canada, Limited and Metropolitan Properties Co. Limited [Exhibit to Registrant's Report on Form 8-K dated January 10, 1983 (File 2-77155)].*

  (10.8)    Deed dated April 25, 1983 between Dorsey's
            Properties, Ltd. and D.O.H., Inc. relating to
            Dorsey's Forge [Exhibit 1 to Registrant's Amendment
            No. 1 to Form 8-K dated January 18, 1983 (File No.
            2-77155)].*

  (10.9)    Deed dated April 25, 1983 between D.O.H., Inc. and
            Krupp Realty Fund, Ltd.-III relating to Dorsey's
            Forge [Exhibit 2 to Registrant's Amendment No. 1 to
            Form 8-K dated  January 18, 1983 (File No.
            2-77155)].*

  (10.10) Modification and Restatement of Promissory Note dated April 28, 1993 by and between Krupp Realty Fund - III, Ltd. and John Hancock Mutual Life Insurance Company relating to Dorsey's Forge. [Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993. (File No. 0-11210)].*

  (10.11) Modification and Restatement of Indemnity Deed of Trust and Security Agreement dated April 28, 1993 between Krupp Realty Fund, Ltd.-III and John Hancock Mutual Life Insurance Company relating to Dorsey's Forge [Exhibit 10.2 to Registrant's Report on Form 10-Q dated September 30, 1993. (File No. 0-11210)].*

  (10.12) Property Management Agreement dated, December 19, 1986, between Krupp Realty Fund, Ltd.-III (as "Owner") and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc., relating to Dorsey's Forge [Exhibit 10.15 to Registrant's Annual Report on Form 10-K dated December 31, 1986 (File No. 0-11210)].*




  (10.13) Management Agreement dated December 19, 1986 between Krupp Realty Fund, Ltd.-III (as "Owner") and BRI OP Limited Partnership, formerly known as Berkshire Property Management , a subsidiary of Berkshire Realty Company, Inc., relating to Oakland Meadows [Exhibit 10.16 to Registrant's Annual Report on Form 10-K dated December 31, 1986 (File No. 0-11210)].*

  (10.14) Deed dated April 25, 1983 between Dorsey Properties Ltd., and D.O.H., Inc., relating to Oakland Meadows [Exhibit 4 to Registrant's Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

  (10.15)   Deed dated April 25, 1983 between D.O.H., Inc., and
            Krupp Realty Fund, Ltd.-III relating to Oakland
            Meadows [Exhibit 5 to Registrant's Amendment No. 1 to
            Form 8-K dated  January 18, 1983 (File No.
            2-77155)].*

  (10.16)   Modification and Restatement of Promissory Note dated
            April 28, 1993 between Krupp Realty Fund, Ltd.-III and John Hancock Mutual Life Insurance Company relating to Hannibal Grove. [Exhibit 10.3 to
            Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

  (10.17) Modification and Restatement of Indemnity Deed of Trust and Security Agreement dated April 28, 1993 between Krupp Realty Fund, Ltd.-III and John Hancock Mutual Life Insurance Company relating to Hannibal Grove [Exhibit 10.4 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993. (File No. 0-11210)].*

  (10.18) Management Agreement dated December 19, 1986 between Krupp Realty Fund, Ltd.-III (as "Owner") and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc., relating to Hannibal Grove [Exhibit
            10.21 to Registrant's Annual Report on Form 10-K dated December 31, 1986 (File No. 0-11210)].*

  (10.19) Deed dated April 25, 1983 between Dorsey Properties, Ltd., and D.O.H., Inc., relating to Hannibal Grove [Exhibit 7 to Registrant's Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

  (10.20) Deed dated April 25, 1983 between D.O.H., Inc., and Krupp Realty Fund, Ltd.-III relating to Hannibal Grove [Exhibit 8 to Registrant's Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

                    * Incorporated by reference.

  (b)  Reports on Form 8-K

      During the quarter ended December 31, 1997, the Partnership did not file any reports on Form 8-K.
                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1998.


                            KRUPP REALTY FUND, LTD.-III

                            By: The Krupp Corporation, a General
                                Partner

                            By: /s/ Douglas Krupp

                                Douglas Krupp, President, Co-
                                Chairman
                                (Principal Executive Officer) and
                                Director of The Krupp Corporation

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th day of March, 1998.


Signatures                      Titles


/s/ Douglas Krupp               President, Co-Chairman (Principal
Executive Douglas Krupp         Officer) and Director of The Krupp
                            Corporation, a General Partner.

/s/ George Krupp                Co-Chairman (Principal Executive
                                Officer)and
George Krupp                Director of The Krupp Corporation, a
                            General Partner.

/s/ Wayne H. Zarozny            Treasurer of the Krupp
Corporation, a
Wayne H. Zarozny                General Partner.

                           APPENDIX A

           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY


















         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                       ITEM 8 OF FORM 10-K

     ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
              For the Year Ended December 31, 1997

           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants        F-3


Consolidated Balance Sheets for December 31,
1997 and December 31, 1996               F-4


Consolidated Statements of Operations For the
Years Ended
December 31, 1997, 1996 and 1995         F-5


Consolidated Statements of Changes in
Partners' Deficit
For the Years Ended December 31, 1997, 1996
and
1995                                     F-6


Consolidated Statements of Cash Flows For the
Years Ended
December 31, 1997, 1996 and 1995         F-7


Notes to Consolidated Financial StatementsF-8 - F-13


Schedule III - Real Estate and Accumulated
Depreciation                     F-14 - F-15


All other schedules are omitted as they are not applicable or not required, or the information is provided in the consolidated financial statements or the notes thereto.

      REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Krupp Realty Fund, Ltd.-III and Subsidiary:


       We have audited the consolidated
financial statements and the financial
statement schedule of Krupp Realty Fund, Ltd.-
III and Subsidiary (the "Partnership") listed in the index on page F-2 of this Form 10-K.
These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

       In our opinion, the financial
statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Fund, Ltd.-
III and Subsidiary at December 31, 1997 and
1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Boston, Massachusetts           COOPERS & LYBRAND L.L.P.
February 2, 1998

           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS
                   December 31, 1997 and 1996


                             ASSETS

                                         1997           1996
Multi-family apartment complexes,
  less accumulated depreciation of
  $20,216,642 and $18,281,640,
  respectively (Note C)               $10,519,769      $11,505,230
Cash and cash equivalents                 552,221        468,735
Replacement reserve and repair escrows
  (Note C)                                177,778        110,994
Cash restricted for tenant
  security deposits                       202,691        183,758
Prepaid expenses and other assets         595,696        603,090
Deferred expenses, less accumulated
  amortization of $212,971 and $167,081,
  respectively                            306,613        352,503

     Total assets                     $12,354,768    $13,224,310

                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Mortgage notes payable (Note C)       $19,126,371    $19,491,853
Accounts payable                             -            22,397
Accrued expenses and other liabilities    683,413        724,481

     Total liabilities                 19,809,784     20,238,731

Partners' deficit (Note D):
  Investor Limited Partners
    (25,000 Units outstanding)         (6,220,367)    (5,801,804)
  Original Limited Partner               (906,151)      (888,525)
  General Partners                       (328,498)      (324,092)

     Total Partners' deficit           (7,455,016)    (7,014,421)

Total liabilities and Partners' deficit$12,354,768   $13,224,310


















             The accompanying notes are an integral
      part of the consolidated financial statements.
           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1997, 1996 and 1995



                   1997            1996                 1995

Revenue:
  Rental         $7,224,085     $6,568,309           $ 6,284,399
  Other income       56,096         60,349                67,938

 Total revenue    7,280,181      6,628,658             6,352,337

Expenses:
Operating (Note E) 2,041,820     1,991,923             1,747,005
Maintenance          578,869       556,909               672,020
Real estate taxes    539,978       504,867               517,945
Management fees
(Note E)             357,766       326,363               315,695
General and administrative
  (Note E)           101,687        93,995               145,488
Depreciation and amortization 1,980,892     1,866,979  1,738,951
  Interest (Note C) 1,702,393    1,733,982             1,763,126

Total expenses      7,303,405    7,075,018             6,900,230

Net loss (Note F)$  (23,224)    $ (446,360)          $  (547,893)

Allocation of net loss (Note D):

  Investor Limited Partners
  (25,000 Units outstanding)    $  (22,063)$ (424,042)$  (520,498)

  Investor Limited Partners
  Per Unit                      $     (.88)$   (16.96)$ (20.82)

  Original Limited Partner      $     (929)$     -   $      -


  General Partners              $     (232)$  (22,318)$   (27,395)





















               The accompanying notes are an integral
        part of the consolidated financial statements.
           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
      For the Years Ended December 31, 1997, 1996 and 1995


                     Investor   Original             Total
                      Limited   Limited  General     Partners'
       Partners      Partner   Partners    Deficit

Balance at
December 31, 1994$(4,163,269)  $(859,302)$(267,073)$(5,289,644)

Net loss           (520,498)      -        (27,395)   (547,893)

Distributions     (297,495)      (12,526)   (3,132)   (313,153)

Balance at
  December 31, 1995  (4,981,262) (871,828) (297,600)   (6,150,690)

Net loss              (424,042)     -      (22,318)   (446,360)

Distributions          (396,500)  (16,697)   (4,174)   (417,371)

Balance at
  December 31, 1996  (5,801,804) (888,525) (324,092) (7,014,421)

Net loss (Note D)       (22,063)    (929)     (232)    (23,224)

Distributions (Note D)   (396,500)  (16,697)   (4,174)   (417,371)

Balance at
  December 31, 1997   $(6,220,367)$(906,151)$(328,498)$(7,455,016)

The per Unit distributions for the years ended December 31, 1997, 1996 and 1995 were $15.86, $15.86 and $11.90, respectively, none of which represented a return of capital.

























             The accompanying notes are an integral
      part of the consolidated financial statements.
           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1997, 1996 and 1995


                            1997                   1996       1995

Operating activities:
  Net loss                    $ (23,224)       $  (446,360)$  (547,893)
  Adjustments to reconcile net
     loss to net cash provided by
     operating activities:
Depreciation and amortization 1,980,892          1,866,979   1,738,951
  Interest earned on replacement reserve
     and repair escrows         (4,889)               -        (3,018)
  Changes in assets and liabilities:
     Decrease (increase) in cash
       restricted for tenant security
       deposits                 (18,933)            19,192      (8,170)
     Decrease (increase) in prepaid
       expenses and other assets  7,394             (6,836)     61,980
     Decrease in accounts payable(13,397)          (40,773)  (189,912)
     Increase (decrease) in due to
       affiliate                    -              (10,790)     10,790
     Increase (decrease) in accrued
  expenses and other liabilities     (41,068)       80,668     27,783


Net cash provided by
operating activities                  1,886,775  1,462,080  1,090,511

Investing activities:
  Additions to fixed assets            (949,541)  (996,817) (1,064,103)
  Increase (decrease) in accounts
     payable related to fixed
     asset additions                     (9,000)      9,000       -
  Withdrawals from replacement reserve
     and repair escrows                    -       153,250    472,172
  Deposits to replacement reserve and
     repair escrows                     (61,895)    (61,895)  (61,895)

       Net cash used in investing
          activities                 (1,020,436)   (896,462)  (653,826)

Financing activities:
  Principal payments on mortgage
     notes payable                     (365,482)   (334,208) (305,621)
  Distributions                        (417,371)    (417,371) (313,153)

  Net cash used in
  financing activities                 (782,853)   (751,579)  (618,774)

Net increase (decrease) in cash and
  cash equivalents                       83,486   (185,961)   (182,089)

Cash and cash equivalents, beginning
  of the year                           468,735    654,696    836,785

Cash and cash equivalents, end of the year$   552,221$ 468,735$ 654,696


               The accompanying notes are an integral
        part of the consolidated financial statements.
           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Organization

Krupp Realty Fund, Ltd.-III ("KRF-III") was formed on April 23, 1982 by filing a Certificate of Limited Partnership in The
Commonwealth of Massachusetts.  KRF-III
terminates on December 31, 2020, unless earlier terminated upon the sale of the last of KRF-
III's properties or the occurrence of certain other events as set forth in the Partnership
Agreement.

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

In 1993, the General Partners formed
Brookeville Apartments Limited Partnership
("Brookeville L.P.") as a prerequisite for the refinancing of Brookeville Apartments
("Brookeville") with the Department of Housing and Urban Development ("HUD"). At the same time, the General Partners transferred ownership of Brookeville to Brookeville L.P.
The General Partner of Brookeville L.P. is the
Westcop Corporation ("Westcop") and KRF-III is the Limited Partner in Brookeville L.P.
Westcop has beneficially assigned its interest in Brookeville L.P. to KRF-III. KRF-III and
Brookeville L.P. are collectively known as Krupp Realty Fund, Ltd.-III and Subsidiary (the
"Partnership").

B.Significant Accounting Policies

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



Continued

           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


B.Significant Accounting Policies, Continued

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

Depreciation

Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:


Buildings and improvements            5 to 25
years

Appliances, carpeting and equipment   3 to 8
years

Impairment of Long-Lived Assets

Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121
"Accounting or the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value.


Deferred Expenses

Costs of obtaining and recording mortgages are amortized over the life of the related mortgage notes using the straight-line method which approximates the effective interest method.

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





                            Continued

           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

C.   Mortgage Notes Payable

  The properties owned by the Partnership are pledged as collateral for the non-recourse mortgage notes outstanding at December 31, 1997 and 1996. Mortgage notes payable consisted of the following:

                                                    Annual
                                Principal         Interest
   Property              1997         1996         Rate    Maturity Date

  Brookeville
                                                          >
     Apartments     $ 8,499,549 $ 8,565,244   7.75% August 1, 2028

  Dorsey's Forge
     Apartments and
     Oakland Meadows
     Apartments       4,502,891  4,629,919    9.25%   May 3, 2000

  Hannibal Grove
     Apartments       6,123,931  6,296,690    9.25%   May 3, 2000

     Total          $19,126,371$19,491,853

 Brookeville Apartments

 The property is subject to a non-recourse mortgage note in the original amount of $8,755,000, payable to the Department of Housing and Urban Development ("HUD"). The mortgage note requires monthly payments of $60,600 consisting of principal and interest at the rate of 7.75% per annum. In addition, the Partnership is required to fund a monthly deposit of $5,158 to an escrow account to be used for future property replacements and improvements and a mortgage insurance premium deposit equal to .5% per annum of the outstanding principal balance. The note matures on August 1, 2028. In accordance with HUD regulations, distributions are limited to the extent of Surplus Cash, as defined by the Regulatory Agreement. The mortgage note payable is collateralized by the property and may not be prepaid for a period of five years and, thereafter, during the next five years beginning August 1, 1998, may be prepaid subject to a declining prepayment penalty of 5% to 1%, respectively.
 After August 1, 2003, there is no prepayment penalty.

Since the mortgage note cannot be prepaid prior to August 1, 1998, the fair market value cannot be determined.

Hannibal Grove Apartments ("Hannibal") and
Dorsey's Forge and Oakland
Meadows Apartments ("Dorsey's")

The properties are subject to non-recourse mortgage notes for Hannibal and Dorsey's in the original amounts of $6,800,000 and $5,000,000, respectively, payable at a rate of 9.25% per annum. Monthly principal and interest payments are $62,333 for Hannibal and $45,833 for Dorsey's. The notes mature on May 3, 2000 at which time all unpaid principal, $5,653,175
(Hannibal) and $4,156,746 (Dorsey's), and any accrued interest are due. The mortgage notes payable are collateralized by the respective properties and the notes may not be prepaid prior to June 1, 1998 and thereafter, may be prepaid subject to a prepayment penalty. The prepayment penalty will be the greater of 1) the principal balance multiplied by the difference between 9.4301% and the yield rate on publicly traded U.S. Treasury Securities having the closest matching maturity date as reported in the Wall Street Journal, or 2) one percent of the then outstanding principal.


                  Continued
KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


C.Mortgage Notes Payable, Continued

Since the mortgage notes cannot be prepaid prior to June 1, 1998, the fair market value cannot be determined.

The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2002 are $399,694,
$437,124, $10,020,473,
$89,480 and $96,667.

During 1997, 1996 and 1995 the Partnership paid
$1,659,719, $1,690,992 and $1,719,579 of
interest, respectively, on its mortgage notes.

D.Partners' Deficit

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













                            Continued
           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D.Partners' Deficit, Continued

For income tax purposes, the allocation of Partnership items is determined according to the Partnership Agreement, to the extent that each allocation has "substantial economic effect" pursuant to the Internal Revenue Code,
Section 704.  In the event that an allocation
does not meet these statutory requirements, Partnership items will be reallocated according to these provisions. For the years 1995 and 1996, reallocation was necessary. The consolidated financial statements presented herein reflect the allocation of net loss in accordance with the rules of the Internal
Revenue Code for the years ended December 31, 1995 and 1996.

As of December 31, 1997 the following
cumulative partner contributions and
allocations have been made since the inception of the Partnership:

                           Investor   Original
                           Limited    Limited   General
                           Partners   Partner   Partners    Total

     Capital contributions$ 25,000,000$ 4,000  $1,000 $ 25,005,000
     Syndication costs     (3,486,600)    -         -      (3,486,600)
     Cash distributions
 from operations         (10,112,121) (425,768) (106,440) (10,644,329)
 Cash distributions from
 refinancing proceeds (5,173,000)    -           (52,252)  (5,225,252)
 Net loss from operations (21,851,313) (880,284) (269,782) (23,001,379)
     Net income from capital
       transaction          9,402,667  395,901    98,976    9,897,544
     Balance at
       December 31, 1997$ (6,220,367)$(906,151)$(328,498)$ (7,455,016)


E.Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management.
The affiliate of the General Partners sold its management agreements to BRI OP Limited
Partnership, a subsidiary of Berkshire Realty
Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The
Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.

Amounts paid to the General Partners'
affiliates during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                     1997      1996      1995

     Property management fees      $357,766  $326,363  $315,695
     Expense reimbursements         179,032   173,132   156,319

       Charged to operations       $536,798  $499,495  $472,014



                            Continued
           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


F.Federal Income Taxes

For federal income tax purposes, the
Partnership is depreciating property under the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System
("MACRS"), depending on which is applicable.

The reconciliation of the net income loss) reported in the accompanying Consolidated
Statement of Operations with the net loss reported in the Partnership's 1997, 1996 and 1995 federal income tax returns is as follows:

                          1997        1996       1995
     Net loss per Consolidated Statement
     of Operations         $  (23,224) $(446,360)    $(547,893)

  Difference in book to tax
  depreciation and amortization   557,885       221,435  347,827

     Net income (loss) for federal
     income tax purposes$     534,661$   (224,925)      $(200,066)

  The allocation of the net income for federal income tax purposes for the year ended December 31, 1997 is as follows:

                           Portfolio  Passive
                            Income     Income     Total
  Investor Limited Partners$ 52,748  $ 455,181  $ 507,929
  Original Limited Partner    2,221     19,165     21,386
  General Partners               555     4,791      5,346
                            $ 55,524 $ 479,137  $ 534,661

During the years ended December 31, 1997, 1996 and 1995 the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes was $21.17, $(8.55) and $(7.60), respectively.

The basis of the Partnership's assets for financial reporting purposes exceeds its tax basis by approximately $3,451,000 and
$4,010,000 at December 31, 1997 and 1996,
respectively. The tax and book basis of the Partnership's liabilities are the same.
 KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                        December 31, 1997




                                                   Costs Capitalized
                                                    Subsequent to
                           Initial Costs to Partnership  Acquisition
                                       Buildings         Buildings
                                          and              and      Depreciable
   Description   Encumbrances   Land   Improvements  Improvements       Life

Brookeville
Apartments
Columbus, OH   $ 8,499,549 $ 623,126  $ 8,312,134   $3,822,800  3 to 25 years

Hannibal Grove
Apartments
Columbia, MD     4,502,891  518,519    6,883,945     3,803,869  3 to 25 years

Dorsey's Forge &
Oakland Meadows
Apartments
Columbia, MD     6,123,931   340,956   4,521,895    1,909,167  3 to 25 years

    Total      $19,126,371 $1,482,601  $19,717,974 $ 9,535,836



                  Gross Amounts Carried at
                           End of Year
                          Buildings              Year
                             and               Accumulated            Year
Construction
Description     Land   Improvements     Total Depreciation Acquired Completed


Brookeville
Apartments
Columbus, OH  $  623,126 $12,134,934 $12,758,060  $ 8,213,896   1983   1975

Hannibal Grove
Apartments
Columbia, MD    518,519   10,687,814  11,206,333   7,615,275    1983   1970

Dorsey's Forge &
Oakland Meadows
Apartments
Columbia, MD     340,956   6,431,062   6,772,018   4,387,471    1983   1970

   Total      $1,482,601 $29,253,810 $30,736,411 $20,216,642








                                Continued
                  KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

                               December 31, 1997




Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:

                                 1997        1996          1995
  Real Estate

  Balance at beginning of year$29,786,870$28,790,053   $27,725,950

  Acquisition and improvements    949,541    996,817     1,064,103

  Balance at end of year     $30,736,411 $29,786,870   $28,790,053


  Accumulated Depreciation       1997        1996          1995

  Balance at beginning of year$18,281,640$16,460,550   $14,767,489

  Depreciation expense         1,935,002   1,821,090     1,693,061

  Balance at end of year     $20,216,642 $18,281,640   $16,460,550


Note:   The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost for federal income tax purposes at December 31, 1997 is $30,736,411, and the aggregate accumulated depreciation for federal income tax purposes is $23,667,444.