Form 10-Q
period 1998-03-31
KRUPP REALTY FUND LTD III
filed 1998-05-14
CIK 702117

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    March 31,
1998

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

CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                           March 31,December 31,
                                             1998        1997

Multi-family apartment complexes,
 less accumulated depreciation of
 $20,616,197 and $20,216,642,
 respectively                            $10,380,510 $10,519,769
Cash and cash equivalents                    248,228    552,221
Replacement reserve escrow                   143,820    177,778
Cash restricted for tenant security deposits 528,324     202,691
Prepaid expenses and other assets            542,683     595,696
Deferred expenses, net of accumulated
 amortization of $224,444 and $212,971,
 respectively                                295,140    306,613

     Total assets                        $12,138,705$12,354,768


               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Mortgage notes payable                  $19,029,776$19,126,371
 Accounts payable                             57,373       -
 Accrued expenses and other liabilities      618,996    683,413

     Total liabilities                    19,706,145 19,809,784

Partners' deficit (Note 2):
 Investor Limited Partners
  (25,000 Units outstanding)              (6,327,170)(6,220,367)
 Original Limited Partner                   (910,648)  (906,151)
 General Partners                           (329,622)  (328,498)

  Total Partners' deficit                 (7,567,440)(7,455,016)

  Total liabilities and Partners'deficit$12,138,705$12,354,768












            The accompanying notes are an integral
        part of the consolidated financial statements.

         KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS


      For the Three Months       Ended March 31,
                              1998            1997

Revenue:
 Rental                                 $1,871,136   $1,768,195
 Other income                               14,835        9,816

    Total revenue                        1,885,971    1,778,011

Expenses:
 Operating (Note 3)                        499,326      511,118
 Maintenance                                85,952       90,052
 Real estate taxes                         139,447      134,841
 Management fees (Note 3)                   92,816       85,398
 General and administrative (Note 3)        33,508       53,767
 Depreciation and amortization             411,028      472,203
 Interest                                  423,290      428,668

    Total expenses                       1,685,367    1,776,047

Net income                              $  200,604   $    1,964

Allocation of net income (Note 2):

Investor Limited Partners
 (25,000 Units outstanding)             $  190,574   $    1,866

Investor Limited Partners
 Per Unit                               $     7.62   $      .07

Original Limited Partner                $    8,024   $       78

General Partners                        $    2,006   $       20





















            The accompanying notes are an integral
        part of the consolidated financial statements.

  KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Three Months
                                          Ended March 31,
                                        1998         1997

Operating activities:
 Net income                          $ 200,604    $   1,964
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization      411,028      472,203
    Interest earned on replacement
      reserve escrow                    (1,070)        -
    Changes in assets and liabilities:
      Increase in cash restricted for
       tenant security deposits       (325,633)      (1,580)
      Decrease in prepaid expenses and
       other assets                     53,013       32,800
      Increase (decrease) in accounts
       payable                          33,183       (9,100)
      Increase in due to affiliates       -          24,517
      Decrease in accrued expenses and
       other liabilities               (64,417)     (71,996)

         Net cash provided by operating
           activities                  306,708      448,808

Investing activities:
Increase (decrease) in accounts
payable for fixed asset additions       24,190       (9,000)
Additions to fixed assets             (260,296)    (117,396)
Deposits to replacement reserve escrow (15,474)     (15,474)
    Withdrawals from replacement reserve
     escrow                             50,502         -
    Net cash used in investing
     activities                       (201,078)    (141,870)

Financing activities:
    Distributions                     (313,028)    (208,685)
    Principal payments on mortgage
     notes payable                     (96,595)     (88,329)
Net cash used in financing
 activities                           (409,623)    (297,014)

Net increase (decrease) in cash and cash
 equivalents                          (303,993)       9,924

Cash and cash equivalents, beginning
 of period                             552,221      468,735

Cash and cash equivalents, end of period$ 248,228 $ 478,659


The accompanying notes are an integral part of the consolidated financial statements.
         KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Fund,
Ltd.-III and Subsidiary (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated
Financial Statements included in the
Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the
Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1998 and its results of operations and its cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)Summary of Changes in Partners' Deficit

A summary of changes in Partners' deficit for the three months ended March 31, 1998 is as follows:

                       Investor  Original              Total
                       Limited   Limited   General    Partners'
                       Partners  Partner   Partners    Deficit



Balance at December 31, 1997 $(6,220,367) $(906,151)$(328,498)$(7,455,016)

    Net income                   190,574      8,024     2,006    200,604


    Distributions               (297,377)  (12,521)  (3,130) (313,028)

    Balance at
    March 31, 1998           $(6,327,170)$(910,648)$(329,622)$(7,567,440)












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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                                        For the Three Months
                                          Ended March 31,

                                         1998       1997

       Property management fees       $ 92,816    $ 85,398
       Expense reimbursements           19,944      51,078

          Charged to operations        $112,760   $136,476






























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

The Partnership has spent approximately
$260,000 to date and is expected to spend approximately $995,000 for capital improvements at its properties in 1998. The
Partnership believes that the improvements are necessary to compete in its current markets, produce quality rental units and absorb excess demands at the properties' respective locations and to both maintain and increase current occupancy levels.
Renovations include the replacement of
countertops, carpeting, appliances, pavement upgrades and both interior and exterior building improvements. The Partnership expects to fund these improvements from established reserves and cash generated from property operations.

Operations

Net income increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, with an increase in total revenue and a decrease in total expenses.

Total revenue increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to increases in average occupancy rates at all of the Partnership's properties. Occupancy rates for the first quarters of 1998 and 1997 at Brookeville, Hannibal Grove, and Dorsey's
Forge Apartments averaged 100%, 100%, and
99%, and 98%, 99%, and 98%, respectively.
Other income increased as a result of higher interest earned on the replacement reserve escrow account.

Total expenses decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, as a result of lower maintenance, general and administrative and depreciation expenses.
Maintenance expense decreased due to
completion of landscaping, snow removal
expenditures and interior building repairs completed at the Partnership's properties during 1997. General and administrative expense decreased as a result of 1997 legal costs relating to the unsolicited tender offer to purchase Partnership Units.
Depreciation expense decreased as fixed asset additions purchased in previous years became fully depreciated.




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



DATE:  May 13, 1998