Form 10-Q
period 1998-06-30
KRUPP REALTY FUND LTD III
filed 1998-08-13
CIK 702117

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended     June 30,
1998

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

The total number of pages in this document is 10.
       PART I.  FINANCIAL INFORMATION

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

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                          Unaudited
                                           June 30, December 31,
                                            1998        1997

Multi-family apartment complexes,
  less accumulated depreciation of
 $21,013,838 and $20,216,642, respectively$10,230,242$ 10,519,769
Cash and cash equivalents                    701,265     552,221
Replacement reserve escrow                   159,294     177,778
Cash restricted for tenant security deposits 205,437     202,691
Prepaid expenses and other assets            542,819     595,696
Deferred expenses, net of accumulated
  amortization of $235,916 and $212,971,
  respectively                               283,668     306,613

     Total assets                        $12,122,725$ 12,354,768

                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                 $18,930,995$ 19,126,371
  Accrued expenses and other
     liabilities (Note 3)                    592,706     683,413

     Total liabilities                    19,523,701  19,809,784

Partners' deficit (Note 2):
  Investor Limited Partners
   (25,000 Units outstanding)             (6,169,029)(6,220,367)
  Original Limited Partner                  (903,989)  (906,151)
  General Partners                          (327,958)  (328,498)

     Total Partners' deficit              (7,400,976)(7,455,016)

                                         Total liabilities and
  Partners' deficit                      $12,122,725$ 12,354,768










The accompanying notes are an integral
part of the consolidated financial statements.
          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                        For the Three Months  For the Six Months
                           Ended June 30,         Ended June 30,

                          1998      1997        1998      1997


Revenue:
 Rental                $1,875,274$1,815,168 $3,746,410$3,583,363
 Other income              15,578    17,346  30,413      27,162

       Total revenue    1,890,852 1,832,514   3,776,8233,610,525

Expenses:
 Operating (Note 3)       495,483  502,931    1,013,600 1,014,049
 Maintenance              151,299  170,715      237,251   260,767
 Real estate taxes        137,738  126,325      277,185   261,166
 General and administrative
   (Note 3)                21,471   24,829      36,188     78,596
 Management fees (Note 3)  94,124   89,753     186,940    175,151
 Depreciation and
   amortization           409,113  490,834     820,141    963,037
 Interest                 415,160   426,671   838,450    855,339

       Total expenses   1,724,388 1,832,058  3,409,755  3,608,105


Net income             $  166,464$     456   $ 367,068 $   2,420

Allocation of net income
  (Note 2):

  Investor Limited Partners
     (25,000 Units
     outstanding)      $  158,141$   433     $  348,715$  2,299

  Investor Limited Partners
     Per Unit          $  6.33   $  .02      $  13.95  $    .09

  Original Limited
     Partner           $    6,659$   19      $   14,683 $    97

  General Partners     $    1,664$    4      $    3,670 $     24















             The accompanying notes are an integral
      part of the consolidated financial statements.
          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
    For the Six Months Ended
             June 30,
       1998          1997
Operating activities:
  Net income                              $  367,068 $    2,420
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization         820,141    963,037
       Interest earned on replacement reserve
          escrow                            (1,070)      (3,774)
       Changes in assets and liabilities:
          Increase in cash restricted
            for tenant security deposits    (2,746)     (14,370)
          Decrease in prepaid expenses and
            other assets                      52,877     99,082
          Decrease in accrued expenses and
            other liabilities               (91,415)    (89,644)

               Net cash provided by operating
                 activities                1,144,855    956,751

Investing activities:
  Additions to fixed assets                 (507,669)  (460,928)
  Deposits to replacement reserve escrow     (30,948)   (30,947)
  Withdrawals from replacement reserve escrow 50,502       -

  Increase in accrued expenses and other
     liabilities related to fixed asset additions 708         -


          Net cash used in investing
          activities                        (487,407)  (491,875)

Financing activities:
  Distributions                            (313,028)   (208,685)
principal payments on mortgage notes payable(195,376)  (178,654)

               Net cash used in financing
                 activities                 (508,404)  (387,339)

Net increase in cash and cash equivalents    149,044     77,537

Cash and cash equivalents, beginning of period552,221   468,735

Cash and cash equivalents, end of period  $  701,265 $  546,272












             The accompanying notes are an integral
part of the consolidated financial statements.
          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for six months ended June 30, 1998 and 1997. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)   Summary of Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the six months
ended June                              30, 1998 is as follows:

                        Investor  Original               Total
                        Limited   Limited     General   Partners'
                        Partners  Partner     Partners   Deficit

 Balance at
 December 31,1997$(6,220,367)$(906,151)$(328,498)$(7,455,016)

    Net income      348,715     14,683     3,670     367,068

    Distributions     (297,377)    (12,521)     (3,130)   (313,028)

    Balance at
      June 30, 1998   $(6,169,029)$(903,989)$(327,958)$(7,400,976)










Continued
KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



(3)Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management.
The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties, including administrative expenses.

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                       For the Three Months  For the Six Months
                          Ended June 30,        Ended June 30,
                         1998             1997      1998    1997

Property management fees $94,124 $ 89,753  $186,940    $175,151

Expense reimbursements  41,523     42,745    61,467      93,823

Charged to operations$135,647 $132,498  $248,407  $268,974

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

The Partnership has spent approximately
$508,000 to date and is expected to spend approximately $1,037,000 for capital improvements at its properties in 1998 to remain competitive in their respective markets. These improvements include the replacement of countertops, carpeting, appliances, pavement upgrades and both interior and exterior building improvements.
The Partnership expects to fund these
improvements from established reserves and cash generated from property operations.

Financial Accounting Standards Board Statement
No. 130 ("FAS 130") "Reporting Comprehensive
Income" is effective for fiscal years
beginning after December 31, 1997, although
earlier application is permitted.  FAS 130
establishes standards for reporting and
display of comprehensive income and its
components in financial statements.  Financial
Accounting Standards Board Statement No. 131
("FAS 131") "Disclosures about Segments of an
Enterprise and Related Information"
establishes standards for disclosing measures
for profit or loss and total assets for each
reportable segment.  FAS 131 is effective for
fiscal years beginning after December 15,
1997.   The Partnership does not believe that
the implementation of FAS 130 or FAS 131 will have a material impact on the Partnership's financial statements.

Operations

Net income increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, with an increase in total revenue and a decrease in total expenses.

Total revenue increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to increases in average occupancy rates at all of the Partnership's properties. Occupancy rates for the six months ended June 30, 1998 and 1997 at Brookeville, Hannibal Grove, and
Dorsey's Forge Apartments averaged 99%, 100%, and 100%, and 98%, 99%, and 99%, respectively.
In addition, rental rate increases were
implemented at all the Partnership's
properties during the six months ended June
30, 1998.





Continued
KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY


Operations, Continued

Total expenses decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, as a result of lower maintenance, general and administrative and depreciation expenses.
Maintenance expense decreased due to
landscaping, snow removal expenditures and interior building repairs completed at the Partnership's properties during 1997. General and administrative expense decreased as a result of 1997 legal costs relating to the unsolicited tender offers to purchase
Partnership Units. Depreciation expense decreased as fixed asset additions purchased in previous years became fully depreciated.


















































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



DATE: August 11, 1998