Form 10-Q
period 1998-09-30
KRUPP REALTY FUND LTD III
filed 1998-11-12
CIK 702117

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended     September 30, 1998
                     OR

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

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                         (Unaudited)
                                        September 30,December 31,
                                            1998        1997

Multi-family apartment complexes,
  less accumulated depreciation of
  $21,510,208 and $20,216,642, respectively$  9,965,151$10,519,769
Cash and cash equivalents                       586,146    552,221
Replacement reserve escrow                      140,712    177,778
Cash restricted for tenant security deposits    207,387    202,691
Prepaid expenses and other assets               617,924    595,696
Deferred expenses, net of accumulated
  amortization of $247,388 and $212,971,
  respectively                               272,196    306,613

     Total assets                       $ 11,789,516$12,354,768

                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                $ 18,829,979$19,126,371
  Accrued expenses and other liabilities
     (Note 3)                                607,644    683,413

     Total liabilities                    19,437,623 19,809,784

Partners' deficit (Note 2):
  Investor Limited Partners
   (25,000 Units outstanding)             (6,403,801) (6,220,367)
  Original Limited Partner                  (913,877)   (906,151)
  General Partners                          (330,429)   (328,498)

     Total Partners' deficit              (7,648,107) (7,455,016)

 Total liabilities and Partners' deficit$11,789,516   $12,354,768










The accompanying notes are an integral
part of the consolidated financial statements.
          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                       For the Three Months For the Nine Months
                       Ended September 30,   Ended September 30,

                          1998      1997        1998       1997


Revenue:
 Rental              $1,878,976 $1,814,193 $5,625,386 $5,397,556
 Other income            19,141     12,893     49,554     40,055

     Total revenue      1,898,117 1,827,086  5,674,940  5,437,611

Expenses:
 Operating (Note 3)       479,416  522,059   1,493,016 1,536,108
 Maintenance              178,257  146,519     415,508   407,286
 Real estate taxes        139,657  140,059     416,842   401,225
 General and administrative
   (Note 3)                16,649   25,072      52,837   103,668
 Management fees (Note 3)  94,529   91,176     281,469   266,327
 Depreciation and
   amortization           507,842  504,023    1,327,9831,467,060
 Interest                 415,868   424,600   1,254,318 1,279,939

     Total expenses     1,832,218 1,853,508   5,241,973 5,461,613


Net income (loss)      $   65,899$ (26,422)  $ 432,967 $ (24,002)

Allocation of net income
 (loss) (Note 2):

 Investor Limited Partners
     (25,000 Units
     outstanding)      $   62,603$ (25,101)  $411,318  $ (22,802)

  Investor Limited Partners
     Per Unit          $     2.50$  (1.00)   $ 16.45   $  (.91)

  Original Limited
     Partner           $    2,636$ (1,057)   $17,319   $ (960)

  General Partners     $   660   $  (264)    $4,330    $ (240)

             The accompanying notes are an integral
      part of the consolidated financial statements.
          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                   For the Nine Months Ended
                                             September 30,
                                             1998        1997
Operating activities:
  Net income (loss)                       $ 432,967  $(24,002)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization       1,327,983   1,467,060
       Interest earned on replacement reserve
          escrow                              (2,624)    (3,774)
       Changes in assets and liabilities:
          Increase in cash restricted
            for tenant security deposits      (4,696)   (21,376)
          Decrease (increase) in prepaid expenses
            and other assets                 (22,228)    59,827
          Decrease in accrued expenses and
            other liabilities                (75,769)   (41,854)

               Net cash provided by operating
                 activities                1,655,633   1,435,881

Investing activities:
  Additions to fixed assets                 (738,948)(749,520)
  Deposits to replacement reserve escrow     (46,421)(46,421)
  Withdrawals from replacement reserve escrow 86,111    -
  Decrease in accrued expenses and other
     liabilities related to fixed asset additions -    (5,083)

               Net cash used in investing
                 activities                 (699,258)  (801,024)

Financing activities:
Distributions                              (626,058)  (417,370)
Principal payments on mortgage notes payable(296,392) (271,023)

               Net cash used in financing
                 activities                (922,450)   (688,393)

Net increase (decrease) in cash and cash
  equivalents                                33,925    (53,536)

Cash and cash equivalents, beginning of period 552,221    468,735

Cash and cash equivalents, end of period  $  586,146 $   415,199




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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of September 30, 1998, its results of operations for the three and nine months ended
September 30, 1998 and 1997, and its cash flows for nine months ended September 30, 1998 and 1997.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Summary of Changes in Partners' Deficit

A summary of changes in Partners' deficit for the nine months ended September 30, 1998 is as follows:

                        Investor  Original               Total
                        Limited   Limited     General   Partners'
                        Partners  Partner     Partners   Deficit

    Balance at
     December 31, 1997$(6,220,367)$(906,151)$(328,498)$(7,455,016)

    Net income            411,318    17,319    4,330       432,967


    Distributions        (594,752) (25,045)     (6,261)   (626,058)

    Balance at
    September 30, 1998$(6,403,801)$(913,877)$(330,429)$(7,648,107)







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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                     For the Three Months    For the Nine Months
                     Ended September 30,  Ended September 30,
                      1998      1997      1998           1997

Property management fees$ 94,529 $ 91,176  $281,469    $266,327

Expense reimbursements  41,522     42,655   102,989     136,478

Charged to operations$136,051 $133,831  $384,458       $402,805

   Expense reimbursements due from affiliates of $25,847 are included in prepaid expenses and other assets at September 30, 1998.
          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY


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

The Partnership has spent approximately
$739,000 to date and is expected to spend approximately $1,037,000 for capital improvements at its properties in 1998 to remain competitive in their respective markets. These improvements include the replacement of countertops, carpeting, appliances, pavement upgrades and both interior and exterior building improvements.
The Partnership expects to fund these
improvements from established reserves and cash generated from property operations.

Financial Accounting Standards Board Statement
No. 130 ("FAS 130") "Reporting Comprehensive
Income" is effective for fiscal years
beginning after December 31, 1997, although
earlier application is permitted.  FAS 130
establishes standards for reporting and
display of comprehensive income and its
components in financial statements.  Financial
Accounting Standards Board Statement No. 131
("FAS 131") "Disclosures about Segments of an
Enterprise and Related Information"
establishes standards for disclosing measures
for profit or loss and total assets for each
reportable segment.  FAS 131 is effective for
fiscal years beginning after December 15,
1997.   The General Partners do not believe
that the implementation of FAS 130 or FAS 131 will have a material impact on the Partnership's financial statements.

The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999.
This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998.
As a result, the General Partners have
generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The Partnership incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000.
There are no other systems or software that the Partnership is using at the present time.


Continued
KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY


Liquidity and Capital Resources, Continued

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.

Operations

Net income increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September
30, 1997, with an increase in total revenue and a decrease in total expenses.

Total revenue increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September
30, 1997, primarily due to rental rate
increases implemented at all of the
Partnership's properties during the nine months ended September 30, 1998.

Total expenses decreased for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, as the decrease in operating expense more than offset the increase in maintenance expense. The decrease in operating expense is due to a reduction in contingent insurance premiums at the Partnership's properties, due to a favorable claim history. Maintenance expense increased due to a rise in landscaping expenditures at Brookeville Apartments.

Total expenses decreased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, with decreases in operating, general and administrative and depreciation expenses.
Operating expense decreased due to a reduction in insurance expense, as discussed above.
General and administrative expenses decreased as a result of 1997 legal costs relating to the unsolicited tender offers to purchase
Partnership Units. Depreciation expense decreased as fixed asset additions purchased in previous years became fully depreciated.



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


     Krupp Realty Fund, Ltd. - III

  (Registrant)




BYBy:/s/Wayne H. Zarozny
  Wayne H. Zarozny

                      Treasurer and Chief
                      Accounting Officer of
                      The Krupp Corporation,
                      a General Partner



DATE: November 10, 1998