Form 10-K
period 1998-12-31
KRUPP REALTY FUND LTD III
filed 1999-03-31
CIK 702117

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [NO FEE REQUIRED]

     For the fiscal year ended December 31, 1998

                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [NO FEE REQUIRED]

     For the transition period from
      to


     Commission file number
    0-    11210

         Krupp Realty Fund, Ltd.-III
(Exact name of registrant as specified in its charter)


          Massachusetts
          04-2763323
(State or other jurisdiction of
             (IRS Employer
incorporation or organization)
        Identification No.)


One Beacon Street, Boston, Massachusetts
                    02108
(Address of principal executive offices)
                      (Zip Code)

(Registrant's telephone number, including area
code)                  (617) 523-7722

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

The total number of pages in this document is 29.


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

The primary business of KRF-III is to acquire, operate, and ultimately dispose of real estate. KRF-III initially acquired five multi-family apartment complexes (Druid
Valley, Willow Lake, Brookeville, Dorsey's
Forge/Oakland Meadows and Hannibal Grove
Apartments) and an office building (Woodlake
Office Park). KRF-III considers itself to be engaged in only one industry segment, investment in real estate.

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

As of December 31, 1998, the Partnership did not employ any personnel.
ITEM 2.  PROPERTIES

As of December 31, 1998, the Partnership had leveraged investments in three apartment complexes having an aggregate of 990 units.

A summary of the Partnership's real estate investments is presented below. Schedule III included in Item 8 (Appendix A) of this report contains additional detailed information with respect to individual properties.

                                                Average Occupancy
                                               For the Year Ended

                    Year                    December 31,
  Description      Acquired   Total Units    1998 1997 1996 1995 1994

  Brookeville Apartments
  Columbus, Ohio           1983  424 Units  99%  98%  95%  94%  94%

  Hannibal Grove Apartments
  Columbia, Maryland       1983  316 Units 100% 100%  94%  93%  94%

  Dorsey's Forge and Oakland
  Meadows Apartments
  Columbia, Maryland       1983  250 Units 100%  99%  94%  94%  95%

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

The number of Investor Limited Partners as of December 31, 1998 was approximately 1,500.

One of the objectives of the Partnership is to
generate cash available for distribution,
however, there is no assurance that future
operations will generate cash available for
distribution.  The Partnership discontinued
distributions during 1990 because of
insufficient operating cash flow.  In 1994,
however, property operations improved and
distributions were reinstituted and paid in
August, 1994 at a rate of $3.97 per Unit and
increased to annual rates of $11.90,  $15.86
and $23.79 per Unit in 1995, 1996 and 1998,
respectively. Beginning with the distribution payable in February, 1999, the General
Partners increased the annual distribution rate to $31.72 per Unit, as a direct result of continued successful operations at the
Partnership's properties.

The Partnership made the following
distributions to its Partners during the years ended December 31, 1998 and 1997:

                                 Year Ended December 31,
                               1998                    1997
                          Amount   Per Unit      Amount   Per Unit
Limited Partners:

  Investor Limited Partners
   (25,000 Units
      outstanding)       $594,752 $23.79     $396,500 $15.86

  Original Limited Partner 25,045               16,697

General Partners            6,261                4,174

                         $626,058               $417,371

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

                   1998     1997         1996         1995       1994


Total revenue   $ 7,608,315 $7,280,181$ 6,628,658$ 6,352,337 $ 6,215,466

Net income (loss)   536,483   (23,224)   (446,360) (547,893)    (453,031)

Net income (loss)
   allocated to:

   Investor Limited
     Partners       509,659   (22,063)   (424,042)   (520,498)   (430,380)
      Per Unit        20.39      (.88)     (16.96)     (20.82)     (17.22)

   Original Limited
     Partner         21,459      (929)       -           -       (18,121)

   General
     Partners         5,365      (232)    (22,318)    (27,395)     (4,530)

Total assets at
   December 31   11,982,905 12,354,768 13,224,310 14,384,144  15,702,150

Long-term
   obligations
   at December 31 18,289,553 18,726,677 19,126,371 19,491,853 19,827,968

Distributions:

   Investor Limited
     Partners       594,752   396,500      396,500    297,495      99,132
      Per Unit        23.79     15.86        15.86      11.90        3.97

   Original Limited
     Partner         25,045    16,697       16,697     12,526      4,174

   General
     Partners         6,261     4,174        4,174      3,132      1,043

   The per Unit distributions for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 were $23.79, $15.86, $15.86,
   $11.90 and $3.97, respectively, none of
   which represented a return of capital.

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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the potential refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1994, distributions were reinstituted and paid in August, 1994 at a rate of $3.97 per Unit and increased to an annual rate of $11.90 and $15.86 per Unit in 1995 and 1996, respectively. Thereafter, the Partnership continued semiannual distributions at an annual rate of $15.86 until February, 1998 at which time the Partnership increased the annual distribution rate to $23.79 per Unit.
Beginning with the distribution payable in February, 1999, the General Partners increased the annual distribution rate to $31.72 per Unit, as a direct result of continued successful operations at the Partnership's properties.

The Partnership is planning to spend
approximately $1,062,000 for capital
improvements at its properties in 1999.  The
Partnership believes that the improvements are necessary to compete in its current markets, produce quality rental units and absorb excess market supply at the properties' respective locations and to both maintain and increase current occupancy levels. Renovations include carpeting, appliances, pavement upgrades and both interior and exterior building improvements. The Partnership expects to fund these improvements from established reserves and cash generated from property operations.

Financial Accounting Standards Board Statement
No. 131 ("FAS 131") "Disclosures about
Segments of an Enterprise and Related
Information" establishes standards for
disclosing measures for profit or loss and
total assets for each reportable segment.  FAS
131 is effective for fiscal years beginning
after December 15, 1997.   Financial
Accounting Standards Board Statement No. 133
("FAS 133") "Accounting for Derivatives" is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes standards related to the accounting and disclosure requirements of derivative financial instruments. Emerging Issues Task Force ruling 97-11 ("EITF 97-11") entitled
"Accounting For Real Estate Property
Acquisitions", is effective March 19, 1998.
EITF 97-11 provides that real estate companies must expense, as incurred, the internal costs of identifying and acquiring operating property. The General Partners believe that the implementation of FAS 131 and EITF 97-11 do not have a material impact on the Partnership's financial statements, nor will the implementation of FAS 133.

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

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998.
Costs incurred by the Partnership are not significant to date. There are no other systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are currently in the process of identifying, evaluating and remedying the Partnership's
Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers or other miscellaneous systems. The General
Partners are in the process of completing the Partnership's Year 2000 compliance initiatives at its properties. Based on their identification and assessment efforts to date, the General Partners believe that certain of the computer equipment and software the Partnership currently uses will require modification or replacement. However, the
General Partners do not believe that the future efforts to achieve the Partnership's
Year 2000 compliance initiatives will result in material cost to the Partnership or significantly interrupt services or operations.

The General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties. However, if any of the third party service providers cease to conduct business due to Year 2000 related problems, the General Partners expect to be able to contract with alternate providers without experiencing any material adverse effects on the Partnership's financial condition and results of operations. The
Partnership is in the process of coordinating their contingency plan with the property manager, in charge of operations.

Operations

     1998 compared to 1997

     Net income increased in 1998 when
     compared to 1997, with an increase in
     total revenue and a decrease in total
     expenses.

     Total revenue increased in 1998 when
     compared to 1997, primarily due to
     rental rate increases implemented at all of the Partnership's properties.

     Total expenses decreased in 1998 when
     compared to 1997, with decreases in
     operating, general and administrative
     and depreciation expenses.  Operating
     expenses decreased due to a reduction in liability and workers compensation expense at the Partnership properties, due to lower claims experience. General and administrative expenses decreased as a result of 1997 legal costs relating to the unsolicited tender offers to purchase Partnership Units.
     Depreciation expense decreased as fixed
     asset additions purchased in previously
     years became fully depreciated.

     1997 compared to 1996

     Net loss decreased in 1997 when compared to 1996, as the increase in total revenue more than offset the increase in total expenses.

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

     of Dorsey's Forge in addition to a 1995
     real estate tax refund for the property
     received in 1996.  Management fees
     increased as a result ofthe increases in rental revenue, as discussed above.
     Depreciation expense increased in
     conjunction with capital improvement
     expenditures.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

    See Appendix A to this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL
DISCLOSURE
    None.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF
THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of both the Partnership and The Krupp Company, the other
General Partner of the Partnership, is as follows:

Position with
Name and Age    The Krupp Corporation

Douglas Krupp (52)President and
                  Co-Chairman of the Board

George Krupp (54)Co-Chairman of the Board

Wayne H. Zarozny (41)Treasurer

  Douglas Krupp co-founded and serves as Co-
Chairman and Chief Executive Officer of The
Berkshire Group, an integrated real estate
financial services firm engaged in real estate
acquisition, mortgage banking, investment
sponsorship, venture capital investing  and
financial management.   Mr. Krupp has held the
position of Co-Chairman since The Berkshire
Group was established as The Krupp Companies in 1969 and he has served as the Chief
Executive Officer since 1992. Mr. Krupp serves as Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and he is also a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business
Administration in 1989 and was elected trustee in 1990.

  George Krupp is the Co-Founder and Co-
Chairman of The Berkshire Group, an integrated
real estate financial services firm engaged in
real estate acquisition, mortgage banking,
investment sponsorship, venture capital
investing  and financial management.   Mr.
Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New
Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard
University and holds a Master's Degree in History from Brown University.

  Wayne H. Zarozny is Vice President of The
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for asset management, accounting, financial reporting and treasury activities.
Prior to joining The Berkshire Group, he was an audit supervisor for Pannell Kerr Forster
International and on the audit staff of
Deloitte, Haskins and Sells in Boston. He received a B.S. degree from Bryant College, a Master's degree in Business Administration from Clark University and is a Certified
Public Accountant.

ITEM 11.                      EXECUTIVE
COMPENSATION

  The Partnership has no directors or
executive officers.


ITEM 12.SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

  As of December 31, 1998, beneficial owners of record owning more than 5% of the Partnership's 25,000 Units of Investor Limited
Partner Interests outstanding are as follows:

    Title     Name and Address  Amount and Nature  Percent
     of       of                       of            of
    Class     Beneficial Owner  Beneficial Ownership Class

  Investor  Equity Resource
  Limited      Fund XVI LP
  Partner   14 Story Street
  [S]                                      [S]    [C]
  Units     Cambridge, MA 02138            916     Units  3.7%

  Investor  Equity Resource
  Limited      Fund XIX LP
  Partner   14 Story Street
  Units     Cambridge, MA 02138            413     Units  1.6%

  Investor  Equity Resource
  Limited      Cambridge Fund LP
  Partner   14 Story Street
  Units     Cambridge, MA 02138             95      Units  0.4%

  Investor  Equity Resource
  Limited   General Fund LP
  Partner   14 Story Street
  Units     Cambridge, MA 02138             40      Units  0.2%

  Investor  Equity Resource
  Limited   Brattle Fund LP
  Partner   14 Story Street
  Units     Cambridge, MA 02138             30      Units  0.1%

  Investor  Equity Resource
  Limited   Bridge Fund
  Partner   14 Story Street
  Units     Cambridge, MA 02138               30   Units  0.1%

            Total                   1,524    Units  6.1%
[/TABLE]
  As of December 31, 1998, the General Partners or their affiliates owned 80 Units (.3% of the total outstanding) of the Partnership in addition to their General Partner and Original
Limited Partner Interests.

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

(10)      Material Contracts:

       Brookeville Apartments

(10.1) Property Management Agreement dated
October 1, 1991 between Brookeville Apartments
Limited Partnership, as Owner, and BRI OP
Limited Partnership, formerly known as
Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-
11210)].*

(10.2) Contract of Limited Partnership and
       Certificate of Limited Partnership of
       Brookeville Apartments Limited
       Partnership [Exhibit 10.5 to
       Registrant's Report on Form 10-Q for
       the quarter ended September 30, 1993
       (File No. 0-11210)].*

(10.3) Agreement to Hold Title dated July 20,
       1993 by and between Brookeville
       Apartments Limited Partnership and
       Krupp Realty Fund, Ltd. - III.
       [Exhibit 10.6 to Registrant's Report
       on Form 10-Q for the quarter ended
       September 30, 1993 (File No. 0-
       11210)].*

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


Dorsey's Forge, Oakland Meadows and Hannibal
Grove Apartments

(10.7)Agreements dated as of November 30,
1982, and related supplemental Agreement dated
as of November 30, 1982 between George Krupp
and Douglas Krupp, on behalf of themselves and
others, and Shelter Corporation of Canada,
Limited and Metropolitan Properties Co.
Limited   [Exhibit to Registrant's Report on
Form 8-K dated January 10, 1983 (File
2-77155)].*

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

          (10.12)
  Property Management Agreement dated,
  December 19, 1986, between Krupp Realty
  Fund, Ltd.-III (as "Owner") and BRI OP
  Limited Partnership, formerly known as
  Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc., relating to Dorsey's Forge [Exhibit 10.15 to
  Registrant's Annual Report on Form 10-K
  dated December 31, 1986 (File No. 0-
  11210)].*

          (10.13)
  Management Agreement dated December 19,
  1986 between Krupp Realty Fund, Ltd.-III
  (as "Owner") and BRI OP Limited
  Partnership, formerly known as Berkshire
  Property Management , a subsidiary of
  Berkshire Realty Company, Inc., relating to
  Oakland Meadows [Exhibit 10.16 to
  Registrant's Annual Report on Form 10-K
  dated December 31, 1986 (File No. 0-
  11210)].*

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

          (10.18)
  Management Agreement dated December 19,
  1986 between Krupp Realty Fund, Ltd.-III
  (as "Owner") and BRI OP Limited
  Partnership, formerly  known as Berkshire
  Property Management, a subsidiary of
  Berkshire Realty Company, Inc., relating to
  Hannibal Grove [Exhibit 10.21 to
  Registrant's Annual Report on Form 10-K
  dated December 31, 1986 (File No. 0-
  11210)].*

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

                    * Incorporated by reference.

  (c)     Reports on Form 8-K

During the quarter ended December 31, 1998, the Partnership did not file any reports on Form 8-K.
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                            KRUPP REALTY FUND, LTD.-III

                            By: The Krupp Corporation, a General
                                Partner

                            By: /s/ Douglas Krupp

                                Douglas Krupp, President, Co-
                                Chairman
                                (Principal Executive Officer) and
                                Director of The Krupp Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 1999.


Signatures                      Titles


/s/ Douglas Krupp               President, Co-Chairman (Principal
Executive Douglas Krupp         Officer) and Director of The Krupp
                            Corporation, a General Partner.

/s/ George Krupp                Co-Chairman (Principal Executive
                                Officer) and
George Krupp                Director of The Krupp Corporation, a
General Partner.

/s/ Wayne H. Zarozny            Treasurer of the Krupp Corporation,
a General
Wayne H. Zarozny                Partner.

                           APPENDIX A

           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY


















         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                       ITEM 8 OF FORM 10-K

     ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
              For the Year Ended December 31, 1998

           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Accountants        F-3

Consolidated Balance Sheets for December 31,
1998 and December 31, 1997               F-4

Consolidated Statements of Operations For the
Years Ended
December 31, 1998, 1997 and 1996         F-5


Consolidated Statements of Changes in
Partners' Deficit
For the Years Ended December 31, 1998, 1997
and
1996                                     F-6


Consolidated Statements of Cash Flows For the
Years Ended
December 31, 1998, 1997 and 1996         F-7


Notes to Consolidated Financial StatementsF-8 - F-14


Schedule III - Real Estate and Accumulated
Depreciation                     F-15 - F-16


All other schedules are omitted as they are not applicable or not required, or the information is provided in the consolidated financial statements or the notes thereto.

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Krupp Realty Fund, Ltd.-III and Subsidiary:


In our opinion, the consolidated financial statements and the financial statement schedule listed in the index on page F-2 present fairly, in all material respects, the financial position of Krupp Realty Fund, Ltd.-
III and its Subsidiary (the "Partnership") at
December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.
These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Boston, Massachusetts /s/
PricewaterhouseCoopers LLP
February 10, 1999

           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS
                   December 31, 1998 and 1997


                             ASSETS

                                            1998        1997

Multi-family apartment complexes,
  net of accumulated depreciation of
  $21,977,268 and $20,216,642,
  respectively (Note D)                 $  9,784,836$ 10,519,769
Cash and cash equivalents (Note C)            932,065    552,221
Replacement reserve escrow (Note D)          160,954     177,778
Cash restricted for tenant
  security deposits                          229,416     202,691
Prepaid expenses and other assets            614,911     595,696
Deferred expenses, net of accumulated
  amortization of $258,861 and $212,971,
  respectively                               260,723     306,613

      Total assets                      $ 11,982,905$ 12,354,768

                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Mortgage notes payable (Note D)    $ 18,726,677$ 19,126,371
  Accrued expenses and other liabilities
     (Note E)                                601,319     683,413
  Due to affiliates (Note G)                 199,500        -

      Total liabilities                   19,527,496  19,809,784

Commitment (Note F)

Partners' deficit (Note F):
  Investor Limited Partners
     (25,000 Units outstanding)           (6,305,460)(6,220,367)
  Original Limited Partner                  (909,737)  (906,151)
  General Partners                          (329,394)  (328,498)


      Total Partners' deficit             (7,544,591)(7,455,016)

Total liabilities and Partners' deficit $ 11,982,905$ 12,354,768


             The accompanying notes are an integral
      part of the consolidated financial statements.
           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1998, 1997 and 1996



                                   1998     1997      1996


Revenue:
  Rental                        $7,541,280$7,224,085 $6,568,309
  Other income                      67,035    56,096     60,349

       Total revenue             7,608,315 7,280,181  6,628,658

Expenses:
  Operating (Note G)             2,004,219 2,041,820  1,991,923
  Maintenance                      591,235   578,869    556,909
  Real estate taxes                559,440   539,978    504,867
  General and administrative (Note G)66,012  101,687     93,995
  Management fees (Note G)         376,570   357,766    326,363
  Depreciation and amortization  1,806,516 1,980,892  1,866,979
  Interest (Note D)              1,667,840 1,702,393  1,733,982

       Total expenses            7,071,832 7,303,405  7,075,018

Net income (loss) (Note H)      $  536,483$(23,224)  $(446,360)

Allocation of net income (loss)
  (Note F):

  Investor Limited Partners
     (25,000 Units outstanding) $  509,659$(22,063)  $(424,042)

  Investor Limited Partners
     Per Unit                   $   20.39  $  (.88)  $  (16.96)

  Original Limited Partner      $   21,459$   (929)  $     -

  General Partners              $    5,365$   (232)  $ (22,318)



               The accompanying notes are an integral
        part of the consolidated financial statements.
           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
      For the Years Ended December 31, 1998, 1997 and 1996


                    Investor    Original             Total
                    Limited     Limited  General     Partners'
                    Partners    Partner  Partners    Deficit


Balance at
December 31, 1995$(4,981,262)  $(871,828)$(297,600)$(6,150,690)

Net loss            (424,042)       -      (22,318)   (446,360)

Distributions       (396,500)   (16,697)    (4,174)   (417,371)


Balance at
  December 31, 1996  (5,801,804)(888,525) (324,092) (7,014,421)

Net loss                (22,063)   (929)      (232)    (23,224)

Distributions          (396,500)(16,697)    (4,174)   (417,371)

Balance at
  December 31, 1997 (6,220,367) (906,151) (328,498) (7,455,016)


Net income (Note F)     509,659   21,459     5,365     536,483

Distributions (Note F) (594,752) (25,045) (6,261)     (626,058)

Balance at
December 31, 1998$(6,305,460)$(909,737)$(329,394)  $(7,544,591)

The per Unit distribution for the years ended December 31, 1998, 1997 and 1996 were $23.79, $15.86 and $15.86, respectively, none of which represented a return of capital.




             The accompanying notes are an integral
      part of the consolidated financial statements.
           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1998, 1997 and 1996

                                      1998         1997       1996


Cash flows from operating activities:
  Net income (loss)                 $536,483   $(23,224)$(446,360)
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
  Depreciation and amortization       1,806,516 1,980,892 1,866,979
  Interest earned on replacement reserve
     escrow                              (7,392)  (4,889)     -
  Changes in assets and liabilities:
     Decrease (increase) in cash
       restricted for tenant security
       deposits                         (26,725) (18,933)  19,192
     Decrease (increase) in prepaid
       expenses and other assets        (19,215)   7,394  (6,836)
     Increase (decrease) in due to
       affiliates                       199,500      -    (10,790)
     Increase (decrease) in accrued
       expenses and other liabilities  (82,094)  (54,465)    39,895

          Net cash provided by
            operating activities      2,407,073 1,886,775  1,462,080

Cash flows from investing activities:
  Additions to fixed assets          (1,025,693)(949,541) (996,817)
  Increase (decrease) in accrued expenses
     and other liabilities related to
     fixed asset additions                 -     (9,000)     9,000
  Withdrawals from replacement reserve
     escrow                              86,111     -     153,250
  Deposits to replacement reserve escrow(61,895) (61,895)   (61,895)

     Net cash used in investing
     activities                     (1,001,477)(1,020,436) (896,462)

Cash flows from financing activities:
  Principal payments on mortgage
     notes payable                     (399,694)(365,482) (334,208)
  Distributions                        (626,058)(417,371)  (417,371)

          Net cash used in
            financing activities     (1,025,752)(782,853)  (751,579)

Net increase (decrease) in cash and
  cash equivalents                      379,844   83,486  (185,961)

Cash and cash equivalents, beginning
  of the year                           552,221  468,735    654,696

Cash and cash equivalents, end of the year$932,065$552,221$ 468,735




               The accompanying notes are an integral
        part of the consolidated financial statements.


                KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.Organization

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

B.Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see
Note H).

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

Depreciation
Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:


Buildings and improvements    5 to 25 years

Appliances, carpeting and equipment 3 to 8 years

Impairment of Long-Lived Assets
Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No.
121 "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value.

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

Continued
           KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


B.   Significant Accounting Policies, Continued

     Descriptive Information About Reportable Segments

During the fourth quarter of 1998, the
Partnership adopted the Financial Accounting
Standards Board's Statement of Financial
Accounting Standards No. 131, "Disclosures
About Segments of an Enterprise and Related
Information ("Statement No. 131").  Statement
No. 131 superseded FASB Statement No. 14,
"Financial Reporting for Segments of a
Business Enterprise". Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Partnership.

The Partnership operates and develops
apartment communities which generate rental and other income through the leasing of apartment units. The General Partners separately evaluate the performance of each of the Partnership's apartment communities.
However, because each of the apartment
communities have similar economic
characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single dominant apartment communities segment.

All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Partnership's total revenue during 1998, 1997 or 1996.

Reclassifications
Certain prior year balances have been
reclassified to conform with current year consolidated financial statement presentation.

C.Cash and Cash Equivalents
Cash and cash equivalents consisted of the following:

                                      December 31,
                                  1998        1997

Cash and money market accounts $ 682,656  $   402,783
     Commercial paper            249,409      149,438

                               $932,065   $   552,221


                               Continued
KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D.   Mortgage Notes Payable

  The properties owned by the Partnership are pledged as collateral for the non-recourse mortgage notes outstanding at December 31, 1998 and 1997. Mortgage notes payable consisted of the following:

                                            Annual
                           Principal          Interest
      Property    1998     1997      Rate     Maturity Date

  Brookeville
  Apartments   $ 8,428,579 $ 8,499,549 7.75%  August 1, 2028

  Dorsey's Forge
     Apartments and
     Oakland Meadows
     Apartments  4,363,601  4,502,891  9.25%     May 3, 2000

  Hannibal Grove
     Apartments     5,934,497 6,123,931 9.25%   May 3, 2000

       Total      $18,726,677             $19,126,371

 Brookeville Apartments
 The property is subject to a non-recourse mortgage note in the original amount of $8,755,000, payable to the Department of Housing and Urban Development ("HUD"). The mortgage note requires monthly payments of $60,600 consisting of principal and interest at the rate of 7.75% per annum.
 In addition, the Partnership is required to fund a monthly deposit of $5,158 to an escrow account to be used for future property replacements and improvements and a mortgage insurance premium deposit equal to .5% per annum of the outstanding principal balance. The note matures on August 1, 2028. In accordance with HUD regulations, distributions are limited to the extent of Surplus Cash, as defined by the Regulatory Agreement. The mortgage note payable is collateralized by the property and may be prepaid during the five years beginning August 1, 1998, subject to an annual declining prepayment penalty of 5% to 1%, respectively. After August 1,
 2003, there is no prepayment penalty.

Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $9,446,000 at December 31,
1998. At December 31, 1997, the fair market value could not be determined since the mortgage note could not be prepaid.

Hannibal Grove Apartments ("Hannibal") and
Dorsey's Forge and Oakland
Meadows Apartments ("Dorsey's")

The properties are subject to non-recourse mortgage notes for Hannibal and Dorsey's in the original amounts of $6,800,000 and $5,000,000, respectively, payable at a rate of 9.25% per annum. Monthly principal and interest payments are $62,333 for Hannibal and $45,833 for Dorsey's. The notes mature on May 3, 2000 at which time all unpaid principal, $5,653,175 (Hannibal) and
$4,156,746 (Dorsey's), and any accrued
interest are due. The mortgage notes payable are collateralized by the respective properties and may be prepaid subject to a prepayment penalty. The prepayment penalty will be the greater of 1) the principal balance multiplied by the difference between 9.4301% and the yield rate on publicly traded
U.S. Treasury Securities having the closest matching maturity date as reported in the Wall Street Journal, or 2) one percent of the then outstanding principal.

Continued
KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


D.Mortgage Notes Payable, Continued
Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt for Hannibal and Dorsey's is approximately $6,118,000 and $4,449,000, respectively at December 31,
1998. At December 31, 1997, the fair market value could not be determined since the mortgage notes could not be prepaid.

Due to restrictions on transfers and
prepayment, the Partnership may be unable to refinance certain mortgage notes payable at such calculated fair value.

The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2003 are $437,124,
$10,020,473, $89,480, $96,667 and $104,430.

During 1998, 1997 and 1996 the Partnership
paid $1,625,506, $1,659,719 and  $1,690,992
of interest, respectively, on its mortgage notes.

E.   Accrued Expenses and Other Liabilities

  Accrued expenses and other liabilities consisted of the following at December 31, 1998 and 1997:

                                             1998        1997
      Accounts payable                     $  1,016    $   -
      Accrued real estate taxes             161,258     162,030
      Other liabilities                     191,934     288,703
      Tenant security deposits              219,272     186,065
      Prepaid rent                           27,839      46,615
                                           $601,319    $683,413

F.Partners' Deficit

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


F.Partners' Deficit, Continued

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

For income tax purposes, the allocation of Partnership items is determined according to the Partnership Agreement, to the extent that each allocation has "substantial economic effect" pursuant to the Internal Revenue
Code, Section 704. In the event that an allocation does not meet these statutory requirements, Partnership items will be reallocated according to these provisions.
For 1996, reallocation was necessary. The consolidated financial statements presented herein reflect the allocation of net loss in accordance with the rules of the Internal
Revenue Code for the year ended December 31, 1996.

As of December 31, 1998, the following
cumulative partner contributions and
allocations have been made since the
inception of the Partnership:

                           Investor   Original
                           Limited    Limited   General
                           Partners   Partner   Partners    Total

     Capital contributions$ 25,000,000$4,000   $1,000    $ 25,005,000
     Syndication costs     (3,486,600)       -      -      (3,486,600)
     Cash distributions
       from operations    (10,706,873)(450,813) (112,701) (11,270,387)
 Cash distributions from
 refinancing proceeds(5,173,000)       -         (52,252)  (5,225,252)
 Net loss from operations (21,341,654)(858,825) (264,417) (22,464,896)
     Net income from capital
       transaction        9,402,667    395,901    98,976    9,897,544
     Balance at
       December 31, 1998$ (6,305,460)$(909,737)$(329,394)$ (7,544,591)

G.Related Party Transactions

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



Continued
              KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


G.   Related Party Transactions, Continued

  Amounts paid to the General Partners' affiliates during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                      1998      1997      1996

     Property management fees      $ 376,570$ 357,766  $ 326,363
     Expense reimbursements          163,891  179,032    173,132

       Charged to operations       $ 540,461$ 536,798  $ 499,495

  Due to affiliates consisted of expense reimbursements of $199,500 at December 31, 1998.

H.Federal Income Taxes

For federal income tax purposes, the
Partnership is depreciating property under the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery
System ("MACRS"), depending on which is
applicable.

The reconciliation of the net income (loss) reported in the accompanying Consolidated
Statement of Operations with the net loss reported in the Partnership's 1998, 1997 and 1996 federal income tax returns is as follows:

                                       1998         1997      1996

  Net income (loss) per Consolidated
  [S]                              [C]        [C]       [C]
  Statement of Operations          $  536,483 $(23,224) $(446,360)

Difference in book to tax
depreciation and amortization       1,164,574  557,885    221,435

     Net income (loss) for federal
       income tax purposes         $1,701,057 $534,661   $(224,925)
[/TABLE]

  The allocation of the net income for federal income tax purposes for the year ended December 31, 1998 is as follows:

                           Portfolio  Passive
                            Income     Income       Total
Investor Limited Partners  $  63,141 $1,552,863   $1,616,004

  Original Limited Partner     2,658     65,384       68,042

  General Partners               665     16,346       17,011
                           $  66,464 $1,634,593   $1,701,057

During the years ended December 31, 1998,
1997 and 1996 the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes was $64.64, $21.17 and $(8.55), respectively.

The basis of the Partnership's assets for financial reporting purposes exceeds its tax basis by approximately $2,288,000 and
$3,451,000 at December 31, 1998 and 1997,
respectively. The tax and book basis of the Partnership's liabilities are the same.
              KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                           December 31, 1998



                                              Costs Capitalized
                                                 Subsequent to
                         Initial Costs to Partnership  Acquisition
                                       Buildings         Buildings
                                     and              and      Depreciable
Description Encumbrances Land     Improvements  Improvements         Life

Brookeville
Apartments
Columbus, OH   $8,428,579 $623,126   $8,312,134    $4,158,128 3 to 25 years

Hannibal Grove
Apartments
Columbia, MD    5,934,497  518,519    6,883,945     4,198,244 3 to 25 years

Dorsey's Forge &
Oakland Meadows
Apartments
Columbia, MD   4,363,601  340,956    4,521,895      2,205,1573  to 25 years

    Total      $ 18,726,677$ 1,482,601$ 19,717,974$   10,561,529



                    Gross Amounts Carried at
                           End of Year
              Buildings                                     Year
                           and               Accumulated            Year
Construction
  Description LandImprovements Total   Depreciation       Acquired   Completed


Brookeville
Apartments
Columbus, OH  $  623,126 $ 12,470,262 $13,093,388 $9,015,376 1983 1975

Hannibal Grove
Apartments
Columbia, MD     518,519   11,082,189 11,600,708  8,213,191 1983  1970

Dorsey's Forge &
Oakland Meadows
Apartments
Columbia, MD   340,956    6,727,052   7,068,008  4,748,701  1983  1970

   Total      $1,482,601 $ 30,279,503$31,762,104$21,977,268



                                Continued
                  KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

                               December 31, 1998


Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1998:

                                1998         1997          1996

  Real Estate

  Balance at beginning of year$30,736,411 $29,786,870 $28,790,053

  Acquisition and improvements1,025,693    949,541       996,817

  Balance at end of year    $31,762,104  $30,736,411$29,786,870


  Accumulated Depreciation      1998         1997          1996


  Balance at beginning of year$20,216,642 $18,281,640 $16,460,550

  Depreciation expense      1,760,626    1,935,002      1,821,090

  Balance at end of year    $21,977,268  $20,216,642   18,281,640



Note:The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost for federal income tax purposes at December 31, 1998 is $31,775,676, and the aggregate accumulated depreciation for
federal income tax purposes is $24,267,669.