Form 10-Q
period 1999-03-31
KRUPP REALTY FUND LTD III
filed 1999-05-17
CIK 702117

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended March 31,1999

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


                              (617) 523-7722

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


The total number of pages in this document is 11.

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

CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                         (Unaudited)
                                           March 31,December 31,
                                             1999        1998


Multi-family apartment complexes,
  net of accumulated depreciation of
  $22,377,293 and $21,977,268, respectively$9,568,041$9,784,836
Cash and cash equivalents                     637,597   932,065
Replacement reserve escrow                    178,155   160,954
Cash restricted for tenant security deposits  231,167   229,416
Prepaid expenses and other assets             567,079   614,911
Deferred expenses, net of accumulated
amortization of $270,333 and $258,861,
respectively                               249,251      260,723

     Total assets                        $11,431,290$ 11,982,905


               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                 $ 18,621,037$18,726,677
  Accrued expenses and other liabilities      567,666    601,319
Due to affiliates (Note 3)                     16,296    199,500

     Total liabilities                     19,204,999 19,527,496

Partners' deficit (Note 2):
  Investor Limited Partners
     (25,000 Units outstanding)          (6,523,123)(6,305,460)
  Original Limited Partner                 (918,901)  (909,737)
  General Partners                           (331,685) (329,394)

  Total Partners' deficit                (7,773,709)(7,544,591)

  Total liabilities and Partners'deficit$11,431,290$11,982,905










            The accompanying notes are an integral
        part of the consolidated financial statements.

         KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

      For the Three Months
                                            Ended March 31,

                                           1999         1998

Revenue:
 Rental                                 $1,889,716   $1,871,136
 Other income                               15,460       14,835

    Total revenue                        1,905,176    1,885,971

Expenses:
 Operating (Note 3)                        523,865      499,326
 Maintenance                               101,062       85,952
 Real estate taxes                         139,111      139,447
 General and administrative (Note 3)        33,552       33,508
 Management fees (Note 3)                   96,609       92,816
 Depreciation and amortization             411,497      411,028
 Interest                                  411,185      423,290

    Total expenses                       1,716,881    1,685,367

Net income                              $  188,295   $  200,604

Allocation of net income (Note 2):

Investor Limited Partners
 (25,000 Units outstanding)             $  178,880   $  190,574

Investor Limited Partners
 Per Unit                               $     7.16   $     7.62

Original Limited Partner                $    7,532   $    8,024

General Partners                        $    1,883   $    2,006





            The accompanying notes are an integral
     part of the consolidated financial statements.
          KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                        For the Three Months
                                          Ended March 31,
                                        1999         1998

Cash flows from operating activities:
 Net income                          $  188,295   $  200,604
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization       411,497      411,028
    Interest earned on replacement
      reserve escrow                     (1,727)      (1,070)
    Changes in assets and liabilities:
      Increase in cash restricted for
        tenant security deposits         (1,751)    (325,633)
      Decrease in prepaid expenses and
        other assets                     47,832       53,013
      Decrease in due to affiliates    (183,204)        -
      Decrease in accrued expenses and
        other liabilities               (33,653)     (31,234)

         Net cash provided by operating
           activities                   427,289      306,708

Cash flows from investing activities:
    Increase in accrued expenses and other
      liabilities related to fixed asset
      additions                            -          24,190
    Additions to fixed assets          (183,230)    (260,296)
Deposits to replacement reserve escrow  (15,474)     (15,474)
    Withdrawals from replacement reserve
      escrow                               -          50,502

         Net cash used in investing
           activities                  (198,704)    (201,078)

Cash flows from financing activities:
    Distributions                      (417,413)    (313,028)
    Principal payments on mortgage
      notes payable                    (105,640)     (96,595)

Net cash used in financing
           activities                  (523,053)    (409,623)

Net decrease in cash and cash equivalents(294,468)   (303,993)

Cash and cash equivalents, beginning
    of period                           932,065      552,221

Cash and cash equivalents, end of period$  637,597$  248,228



The accompanying notes are an integral
     part of the consolidated financial statements.
         KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Fund,
Ltd.-III and Subsidiary (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated
Financial Statements included in the
Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the
Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1999 and its results of operations and its cash flows for the three months ended March 31, 1999 and 1998. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)Summary of Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the three months ended March 31, 1999 is as follows:


                       Investor  Original              Total
                       Limited   Limited   General    Partners'
                       Partners  Partner   Partners    Deficit

    Balance at
    December 31,1998$(6,305,460)$(909,737)$(329,394)$(7,544,591)

    Net income        178,880       7,532     1,883    188,295

    Distributions    (396,543)    (16,696)   (4,174) (417,413)

    Balance at
   March 31, 1999$(6,523,123)$(918,901)$(331,685)$(7,773,709)



Continued
KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(3) Related Party Transactions

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

    Amounts paid to the General Partners' affiliates were as follows:

                                        For the Three Months
                                          Ended March 31,

                                         1999       1998

       Property management fees       $ 96,609    $ 92,816
       Expense reimbursements           41,570      19,944

          Charged to operations        $138,179   $112,760

    Due to affiliates consisted of expense reimbursements of $16,296 and $199,500 at March 31, 1999 and December 31,
    1998, respectively.

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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the potential refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. The distribution paid in February, 1999 was increased from an annual rate of $23.79 per Unit, to $31.72 per Unit.

In the first quarter of 1999, occupancy rates for the Partnership's properties
("Properties") declined from the historically high levels achieved in 1998 of between 99% and 100% as of December 31, 1998 to approximately 94% (in the case of the Hannibal Grove Apartments), 97% (in the case of the Brookeville Apartments) and 97.5% (in the case of the Dorsey's Forge Apartments) as of March 31, 1999. Moreover, the managing agent for the Properties(an affiliate of the General Partners) ("Property Manager") granted increased rental concessions to tenants in order to achieve these occupancy rates.

The Property Manager believes that this
decline in occupancy rates is attributable to significantly increased competition resulting from newly constructed or renovated housing entering the markets served by the Properties, a trend that the Property Manager believes is expected to continue over the next several years. In Columbus, Ohio, approximately 8,600 new units have been constructed in the past eighteen months or are currently under construction, and in Columbia, Maryland, approximately 961 newly renovated units have entered the market in the past year, with an additional 974 units currently undergoing renovation.

In March 1999, the Property Manager prepared a capital improvement plan(the "Capital
Plan") setting forth capital improvements that it believes a third party purchaser of the Properties would regard as necessary to maintain the Properties' current occupancy and rent levels (subject to inflationary increases), in light of the increased competition in the markets served by the Partnership.

These capital improvements include interior rehabilitation, replacement of windows, roofs, piping and HVAC systems, as well as improvements to parking lots, landscaping and exterior painting (collectively, the
"Improvements").  The aggregate cost of
implementing the Capital Plan is estimated to be approximately $10,000,000. The Property
Manager has advised the General Partners that in view of the new or newly renovated housing alternatives in the areas served by the Properties, the current occupancy rates enjoyed by the Properties may not be sustained unless the Capital Plan is implemented, particularly since many of the newer residential units will have amenities such as fitness centers, tennis courts and swimming pools that the Properties do not.
Continued
KRUPP REALTY FUND, LTD. - III AND
SUBSIDIARY


Liquidity and Capital Resources, Continued

The General Partners have not yet determined the Partnership's response to the challenges presented by these market developments.
However, the Property Manager believes that prompt and full implementation of the Capital
Plan by the Partnership may not be
practicable because it would require the investment of additional equity capital, additional borrowings and/or the discontinuation of future cash distributions from the Partnership.

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

The General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.
However, if any of the third party service providers cease to conduct business due to Year 2000 related problems, the General
Partners expect to be able to contract with alternate providers without experiencing any material adverse effects on the Partnership's financial condition and results of operations. The Partnership is in the process of coordinating their contingency plan with the property manager in charge of operations.

Operations

Net income decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, as the increase in total expenses more than offset the increase in total revenue.


 Continued

KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY



Operations, Continued

While total revenue increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, primarily due to rental rate increases implemented at all the Partnership's properties, the increases achieved have not been significant as had been planned.

Total expenses increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, as a result of increases in operating and maintenance expenses. Operating expense increased primarily due to an increase in utilities as a result of a 1998 adjustment for an overestimate of water and sewer costs at Brookeville Apartments. Maintenance expense increased due to landscaping expenditures at Dorsey's Forge Apartments and snow removal, interior building repairs and carpet cleaning completed at Hannibal Grove
Apartments.

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



DATE:  May 17, 1999