Form 10-Q
period 1999-06-30
KRUPP REALTY FUND LTD III
filed 1999-08-16
CIK 702117

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended June 30, 1999


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

The total number of pages in this document is 11. PART I. FINANCIAL INFORMATION

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

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                         (Unaudited)
                                           June 30, December 31,
                                             1999        1998

Multi-family apartment complexes,
  net of accumulated depreciation of
  $22,810,801 and $21,977,268, respectively$ 9,465,072$  9,784,836
Cash and cash equivalents                    739,243     932,065
Replacement reserve escrow                   195,515     160,954
Cash restricted for tenant security deposits 232,775     229,416
Prepaid expenses and other assets            591,429     614,911
Deferred expenses, net of accumulated
  amortization of $281,806 and $258,861,
  respectively                               237,778     260,723

     Total assets                        $11,461,812$ 11,982,905

                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                 $18,513,006$ 18,726,677
  Accrued expenses and other liabilities     652,037     601,319
  Due to affiliates (Note 3)                  15,855     199,500

     Total liabilities                    19,180,898  19,527,496

Partners' deficit (Note 2):
  Investor Limited Partners
   (25,000 Units outstanding)             (6,471,231)(6,305,460)
  Original Limited Partner                  (916,716)  (909,737)
  General Partners                          (331,139)  (329,394)

     Total Partners' deficit              (7,719,086)(7,544,591)

    Total liabilities and
  Partners' deficit                      $11,461,812$ 11,982,905

The accompanying notes are an integral
part of the consolidated financial statements.
          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                        For the Three Months  For the Six Months
                           Ended June 30,       Ended June 30,

                          1999      1998        1999      1998


Revenue:
Rental                $1,933,687 $1,875,274 $3,823,403$3,746,410
 Other income             16,230     15,578  31,690       30,413

       Total revenue    1,949,917 1,890,852  3,855,093  3,776,823

Expenses:
 Operating (Note 3)       529,005   495,483  1,052,870  1,013,600
 Maintenance              208,808   151,299    309,870    237,251
 Real estate taxes        145,700   137,738    284,811    277,185
 General and administrative
 (Note 3)                  61,796    21,471     95,348    36,188
 Management fees (Note 3)  95,712    94,124    192,321   186,940
 Depreciation and
   amortization           444,981   409,113    856,478   820,141
 Interest                 409,292   415,160    820,477  838,450

       Total expenses   1,895,294 1,724,388   3,612,1753,409,755


Net income             $ 54,623  $166,464    $242,918  $ 367,068

Allocation of net income
  (Note 2):

  Investor Limited Partners
     (25,000 Units
     outstanding)      $51,892   $158,141    $230,772  $ 348,715

  Investor Limited Partners
     Per Unit          $ 2.08    $   6.33    $   9.23  $   13.95

  Original Limited
     Partner           $2,185    $ 6,659     $  9,717  $  14,683

  General Partners     $  546    $ 1,664     $  2,429  $   3,670

             The accompanying notes are an integral
      part of the consolidated financial statements.
          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
    For the Six Months Ended
             June 30,
                                             1999       1998
Cash flows from operating activities:
  Net income                              $  242,918 $  367,068
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization         856,478    820,141
       Interest earned on replacement reserve
          escrow                              (3,613)    (1,070)
       Changes in assets and liabilities:
          Increase in cash restricted
            for tenant security deposits      (3,359)    (2,746)
          Decrease in prepaid expenses and
            other assets                      23,482     52,877
          Decrease in due to affiliates     (183,645)      -
          Increase (decrease) in accrued
            expenses and other liabilities    49,356    (91,415)

               Net cash provided by operating
                 activities                  981,617  1,144,855

Cash flows from investing activities:
  Additions to fixed assets                 (513,769)  (507,669)
  Deposits to replacement reserve escrow     (30,948)   (30,948)
  Withdrawals from replacement reserve escrow   -        50,502
  Increase in accrued expenses and other
  liabilities related to fixed asset additions 1,362        708

               Net cash used in investing
                 activities                 (543,355)  (487,407)

Cash flows from financing activities:
  Distributions                             (417,413)  (313,028)
  Principal payments on mortgage notes payable(213,671)(195,376)

          Net cash used in financing
          activities                        (631,084)  (508,404)

Net increase (decrease) in cash and cash
  equivalents                              (192,822)    149,044

Cash and cash equivalents, beginning of period932,065   552,221

Cash and cash equivalents, end of period  $  739,243 $  701,265



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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1999, its results of operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for six months ended June 30, 1999 and 1998. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Summary of Changes in Partners' Deficit

A summary of changes in Partners' deficit for the six months ended June 30, 1999 is as follows:

                        Investor  Original               Total
                        Limited   Limited     General   Partners'
                        Partners  Partner     Partners   Deficit

    Balance at
      December 31,1998$(6,305,460)$(909,737)$(329,394)$(7,544,591)

    Net income            230,772     9,717     2,429      242,918

    Distributions        (396,543)(16,696)      (4,174)   (417,413)

    Balance at
      June 30, 1999   $(6,471,231)$(916,716)$(331,139)$(7,719,086)





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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                       For the Three Months  For the Six Months
                          Ended June 30,        Ended June 30,
                         1999             1998      1999    1998

Property management fees$95,712         $ 94,124  $192,321$186,940

Expense reimbursements    42,669          41,523    84,239  61,467

Charged to operations   $138,381   $135,647 $276,560  $248,407

   Due to affiliates consisted of expense
   reimbursements of $15,855 and $199,500 at June 30, 1999 and December 31, 1998, respectively.

(4)    Subsequent event

   On or about July 6, 1999 affiliates of the General Partners and Property Manager acquired 40% of the Investor Limited
   Partnership Units pursuant to a
   solicitation offer dated May 14, 1999.

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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the potential refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. The semiannual distribution paid in February, 1999 represents an annualized rate of $31.72 per Unit.

In the second quarter of 1999, occupancy rates for the Partnership's properties
("Properties") declined from the historically high levels achieved in 1998 of between 99% and 100% as of December 31, 1998 to approximately 97% (in the case of the Hannibal
Grove Apartments), 96% (in the case of the Brookeville Apartments) and 95% (in the case of the Dorsey's Forge Apartments) as of June
30, 1999. Moreover, the managing agent for the Properties (an affiliate of the General
Partners) ("Property Manager") granted
increased rental concessions to tenants in order to achieve these occupancy rates.

The Property Manager believes that this
decline in occupancy rates is attributable to significantly increased competition resulting from newly constructed or renovated housing entering the markets served by the Properties, a trend that the Property Manager believes is expected to continue over the next several years.

In March 1999, the Property Manager prepared a five year capital improvement plan (the
"Capital Plan") setting forth capital
improvements that it believes a third party purchaser of the Properties would regard as necessary to maintain the Properties' current occupancy and rent levels (subject to inflationary increases), in light of the increased competition in the markets served by the Partnership. The aggregate cost of implementing the Capital Plan is estimated to be approximately $10,000,000.

The General Partners are in the process of reviewing the Capital Plan, which may not be practicable for the Partnership to implement promptly and fully because of the possible need for additional investment of capital, additional borrowings and/or the discontinuation of future cash distributions from the Partnership. However, the General
Partners believe additional capital
improvements will be needed in the future and will be over and above historical levels.

Continued
KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

Year 2000

The General Partners of the Partnership
conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999.
This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and organizations.

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998.
As a result, the General Partners have
generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

The General Partners of the Partnership have evaluated Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers and other miscellaneous systems. The
General Partners expect all Year 2000
compliance issues identified in its non-financial systems to be resolved by early in the fourth quarter. The General Partners of the Partnership do not believe that future efforts to achieve Year 2000 compliance in non-financial systems will result in material cost to the Partnership.

The General Partners of the Partnership
surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such providers and vendors are to be Year 2000 ready. The
General Partners do not anticipate any
problems with such providers and vendors that would materially impact its results of operations, liquidity or captial resources.
Nevertheless, the General Partners are
developing contingency plans for all of its mission-critical functions' to insure business continuity.

In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions.
However, the General Partners do not
anticipate these would materially impact its results of operations, liquidity or capital resources.

To date, the Partnership has not incurred, and does not expect to incur, any significant cost associated with being Year 2000 ready.

Continued
KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY


Operations

Net income decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, as the increase in total expenses more than offset the increase in total revenue.

While total revenue increased for the three and six months ended June 30, 1999, as compared to the three and six months ended
June 30, 1998, primarily due to rental rate increases implemented at all the Partnership's properties, the increases achieved have not been significant, as had been planned.

Total expenses increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998 as a result of increases in operating, maintenance, general and administrative and depreciation expenses. Operating expense increased in 1999 as a result of an increase in workmen's compensation expense due to a one-time beneficial adjustment to the workmen's compensation reserve in 1998. Maintenance increased due to landscaping expenditures at Brookeville Apartments during the second quarter. Legal costs primarily associated with the Partnership's response to the tender offer made by Madison Liquidity Investors 104,
LLC to purchase Partnership Units during the second quarter resulted in an increase in general and administrative expense.
Depreciation expense increased in conjunction with increased capital improvements completed at the Partnership's properties.


      KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

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



DATE: August 16, 1999