Form 10-Q
period 1999-09-30
KRUPP REALTY FUND LTD III
filed 1999-11-15
CIK 702117

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended September 30,1999

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

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                         (Unaudited)
                                         September 30,December 31,
                                             1999        1998

Multi-family apartment complexes,
  net of accumulated depreciation of
$23,243,661 and $21,977,268, respectively $9,277,242 $  9,784,836
Cash and cash equivalents                      435,454      932,065
Replacement reserve escrow                     211,780      160,954
Cash restricted for tenant security deposits   234,386      229,416
Prepaid expenses and other assets             763,499      614,911
Deferred expenses, net of accumulated
  amortization of $293,278 and $258,861,
  respectively                               226,306     260,723

     Total assets                        $11,148,667$ 11,982,905

                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                 $18,402,530$ 18,726,677
  Accrued expenses and other liabilities                686,263
  601,319
  Due to affiliates (Note 3)                    -        199,500

     Total liabilities                    19,088,793  19,527,496

Partners' deficit (Note 2):
  Investor Limited Partners
   (25,000 Units outstanding)             (6,681,218)(6,305,460)
  Original Limited Partner                  (925,558)  (909,737)
  General Partners                          (333,350)  (329,394)

     Total Partners' deficit              (7,940,126)(7,544,591)

Total liabilities and Partners' deficit  $11,148,667$ 11,982,905


The accompanying notes are an integral
part of the consolidated financial statements.
          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                        For the Three Months For the Nine Months
                       Ended September 30,   Ended September 30,
                        1999        1998        1999      1998


Revenue:
 Rental                $2,004,789$1,878,976  $5,828,192$5,625,386
 Other income          12,636       19,141    44,326      49,554

       Total revenue    2,017,425 1,898,117   5,872,518 5,674,940

Expenses:
 Operating (Note 3)       551,992  479,416    1,604,862 1,493,016
 Maintenance              165,240  178,257     475,110   415,508
 Real estate taxes        136,443  139,657     421,254   416,842
 General and administrative
   (Note 3)                19,357   16,649     114,705    52,837
 Management fees (Note 3)  97,416   94,529     289,737   281,469
 Depreciation and
   amortization           444,333  507,842    1,300,8111,327,983
 Interest                 406,315  415,868    1,226,792 1,254,318

       Total expenses   1,821,096 1,832,218   5,433,271 5,241,973


Net income             $  196,329$ 65,899    $439,247  $ 432,967

Allocation of net income
  (Note 2):

  Investor Limited Partners
     (25,000 Units
     outstanding)      $186,513  $62,603     $417,285  $  411,318

  Investor Limited Partners
     Per Unit          $  7.46   $ 2.50      $ 16.69   $   16.45

  Original Limited
     Partner           $7,853    $2,636      $17,570   $  17,319

  General Partners     $1,963    $  660      $4,392    $  4,330

             The accompanying notes are an integral
      part of the consolidated financial statements.
          KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                          For the Nine Months
                              Ended September 30,
                                             1999       1998
Cash flows from operating activities:
  Net income                              $  439,247 $432,967
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization      1,300,811 1,327,983
       Interest earned on replacement reserve
          escrow                            (4,405)    (2,624)
       Changes in assets and liabilities:
          Increase in cash restricted
            for tenant security deposits   (4,970)     (4,696)
          Increase in prepaid expenses and
            other assets                   (148,588)  (22,228)
          Decrease in due to affiliates     (199,500)    -
          Increase (decrease) in accrued
            expenses and other liabilities 84,944     (75,769)

               Net cash provided by operating
                 activities                1,467,5391,655,633

Cash flows from investing activities:
  Additions to fixed assets               (758,800)  (738,948)
  Deposits to replacement reserve escrow   (46,421)   (46,421)
  Withdrawals from replacement reserve escrow  -       86,111

               Net cash used in investing
                 activities               (805,221)    (699,258)

Cash flows from financing activities:
Distributions                             (834,782)    (626,058)
Principal payments on mortgage notes payable
                                          (324,147)    (296,392)

       Net cash used in financing
       activities                         (1,158,9 ) (922,450)

Net (decrease)increase in cash and cash
  equivalents                             (496,611)      33,925

Cash and cash equivalents, beginning of period932,065   552,221

Cash and cash equivalents, end of period  $  435,454 $  586,146

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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 1999, its results of operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for nine months ended
September 30, 1999 and 1998. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)   Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the nine months
ended                                   September 30, 1999 is as
follows:

                        Investor  Original               Total
                        Limited   Limited     General   Partners'
                        Partners  Partner     Partners   Deficit

    Balance at
      December 31, 1998$(6,305,460)$(909,737)$(329,394)$(7,544,591)

    Net income            417,285    17,570     4,392      439,247

    Distributions        (793,043) (33,391)     (8,348)   (834,782)

    Balance at
    September 30, 1999$(6,681,218)$(925,558)$(333,350)$(7,940,126)

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

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                     For the Three Months   For the Nine Months
                      Ended September 30,    Ended
September 30,             1999      1998      1999    1998

Property management fees$97,416  $ 94,529 $289,737  $281,469

Expense reimbursements   40,702    41,522   124,941  102,989

Charged to operations $138,118   $136,051  $414,678     $384,458


   Expense reimbursements of $25,580 are
   included in prepaid expenses and other
   assets at September 30, 1999 and $199,500 are included in due to affiliates at December 31, 1998.
KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY



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

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain.
Adjustments to distributions are made when appropriate to reflect such assessments. The current annual distribution rate is $31.72 per Unit, and is paid semiannually in February and August.

In the third quarter of 1999, occupancy rates for the Partnership's properties
("Properties") remained below the historically high levels achieved in 1998 of between 99% and 100% as of December 31, 1998 with rates of approximately 98% (in the case of the Hannibal
Grove Apartments), 97% (in the case of the Brookeville Apartments) and 98% (in the case of the Dorsey's Forge Apartments) as of September 30, 1999.

In March 1999, the Property Manager prepared a five year capital improvement plan (the
"Capital Plan") setting forth capital
improvements that it believes a third party purchaser of the Properties would regard as necessary to maintain the Properties' current occupancy and rent levels (subject to inflationary increases), in light of the increased competition in the markets served by the Partnership. The aggregate cost of implementing the five year Capital Plan is estimated to be approximately $10,000,000.

The General Partners are in the process of finalizing the Capital Plan, which may not be practicable for the Partnership to implement promptly and fully because of the possible need for additional investment of capital, additional borrowings and/or the discontinuation of future cash distributions from the Partnership. However, the General
Partners believe additional capital
improvements will be needed in the future and may be over and above historical levels.

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

The General Partners of the Partnership have evaluated Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers and other miscellaneous systems. The
General Partners do not anticipate any
problems in its non-financial systems.

The General Partners of the Partnership
surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such providers and vendors are to be Year 2000 ready. The
General Partners do not anticipate any
problems with such providers and vendors that would materially impact its results of operations, liquidity or capital resources.

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

Continued


KRUPP REALTY FUND, LTD. - III AND SUBSIDIARY


Operations

Net income increased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September
30, 1998, as expenses for the three months ended September 30, 1999 remained relatively stable while total revenue for the period increased and the increase in expenses for the nine months ended September 30, 1999 was less than the increase in total revenue for the period.

Total revenue increased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September
30, 1998, primarily due to rental rate
increases implemented at all the Partnership's properties.

Total expenses remained stable for the three months ended September 30, 1999, as compared to the same period in 1998 as increases in operating expenses were offset by decreases in depreciation and amortization. Operating expense increased in 1999 as a result of an increase in workmen's compensation expense due to an adjustment to the workmen's compensation reserve in 1998 as well as increases in utility expenses. Depreciation and amortization expense decreased as previously purchased fixed assets became fully depreciated.

Total expenses increased for the nine months ended September 30, 1999 as compared to the same period in 1998 as a result of increases in operating, general and administration and maintenance expenses. Operating expense increased in 1999 as a result of an increase in workmen's compensation expense due to an adjustment to the workmen's compensation reserve in 1998 as well as increases in payroll and utility expenses. General and administrative expenses increased as a result of increases in legal costs primarily associated with the Partnership's response to the tender offer made by Madison Liquidity
Investors 104, LLC to purchase Partnership units during the second quarter. Maintenance increased due to increases in snow removal expenses at all properties during the first quarter, increases in landscaping expenses at Dorsey's Forge and Brookeville and increases in plumbing expenses at Dorsey's Forge and Hannibal Grove.

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



DATE: November 15, 1999