Form 10-K
period 1999-12-31
KRUPP REALTY FUND LTD III
filed 2000-03-30
CIK 702117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended                  December 31, 1999

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to


      Commission file number                        0-11210

                           Krupp Realty Fund, Ltd.-III
             (Exact name of registrant as specified in its charter)


        Massachusetts                              04-2763323
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


One Beacon Street, Boston, Massachusetts                       02108
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

The exhibit index is located on pages 11-14.

The total number of pages in this document is 32.

                                     PART I

   This Form 10-K  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.        BUSINESS

     Krupp Realty Fund, Ltd.-III ("KRF-III") was formed on April 23, 1982 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KRF- III issued all of the General Partner Interest to two General Partners, The Krupp Company, a Massachusetts limited partnership, and The Krupp Corporation, a Massachusetts corporation. KRF-III also issued all of the Original Limited Partner Interests to The Krupp Company. On June 4, 1982, KRF-III commenced an offering of up to 25,000 units of Investor Limited Partner Interests (the "Units") for $1,000 per Unit. As of September 29, 1982, KRF-III received subscriptions for all 25,000 Units and therefore, the public offering was successfully completed on that date. For details, see Note A to Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

     The primary business of KRF-III is to acquire, operate, and ultimately dispose of real estate. KRF-III initially acquired five multi-family apartment complexes (Druid Valley, Willow Lake, Brookeville, Dorsey's Forge/Oakland Meadows and Hannibal Grove Apartments) and an office building (Woodlake Office
Park). KRF- III considers itself to be engaged in only one industry segment, investment in real estate.

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

     As of December 31, 1999, the Partnership did not employ any personnel.

Recent Development

     On January 28, 2000 KRF3 Acquisition Company, L.L.C. ("KR3"), KRF Company, L.L.C., and The Krupp Family Limited Partnership - 94, affiliates of the General Partner, filed a Transaction Statement on Schedule 13E-3 with the Securities and Exchange Commission (the "SEC") with respect to KR3's proposal to merge KRF-III with and into KR3. Under the terms of the proposed merger, each unitholder of KRF-III other than KR3 and certain unitholders that have agreed to reinvest their units in KR3 will receive $600 in cash for each outstanding investor limited partnership interest owned by it. KR3 was initially organized for the purpose of effecting a tender offer for the units of the Partnership, pursuant to which it acquired 10,304 units, or approximately 41.2% of the outstanding units, for a price of $550 per unit, in June 1999. KR3 later purchased a total of 1,637.5 units, for a price of $600 per unit, from various investment management professionals, increasing its ownership to approximately 47.9% of the outstanding units. The General Partners of the Partnership have filed definitive proxy materials with the SEC with respect to the proposed merger, which is subject to certain conditions, including approval by unitholders of the merger and related amendments to KRF-III's partnership agreement. On March 24, 2000, the proxy statement was mailed to the unitholders of KRF-III. KRF-III estimates that the merger, if approved by unitholders, will be completed in the second quarter of 2000.

ITEM 2.  PROPERTIES

     As of December 31, 1999, the Partnership had leveraged investments in three apartment complexes having an aggregate of 990 units.

     A summary of the Partnership's  real estate investments is presented below.
Schedule III included in Item 8 (Appendix A) of this report contains additional detailed information with respect to individual properties.

                                                         Average Occupancy
                                                         For the Year Ended
                                                            December 31,
                                Year               ----------------------------
  Description                 Acquired Total Units 1999  1998  1997  1996  1995
  -----------                 -------- ----------- ----  ----  ----  ----  ----

  Brookeville Apartments
  Columbus, Ohio                 1983   424 Units   96%   99%   98%   95%   94%

  Hannibal Grove Apartments
  Columbia, Maryland             1983   316 Units   97%  100%  100%   94%   93%

  Dorsey's Forge and Oakland
  Meadows Apartments
  Columbia, Maryland             1983   250 Units   97%  100%   99%   94%   94%

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

     The number of Investor Limited Partners as of December 31, 1999 was approximately 585.

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

     The Partnership made the following distributions to its Partners during the years ended December 31, 1999 and 1998:


                                                 Year Ended December 31,
                                         ---------------------------------------
                                                1999                 1998
                                         ------------------   ------------------
                                          Amount   Per Unit    Amount   Per Unit
                                         --------  --------   --------  --------
Limited Partners:
     Investor Limited Partners
      (25,000 Units
        outstanding)                     $793,086   $31.72    $594,752   $23.79

     Original Limited Partner              33,391               25,045

General Partners                            8,348                6,261
                                         --------             --------

                                         $834,825             $626,058
                                         ========             ========

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

                        1999       1998         1997        1996        1995
                    ----------- ----------- ----------- ----------- -----------

Total revenue       $ 7,848,536 $ 7,608,315 $ 7,280,181 $ 6,628,658 $ 6,352,337

Net income (loss)       536,168     536,483     (23,224)   (446,360)   (547,893)

Net  income (loss)
  allocated to:

  Investor Limited
    Partners            509,360     509,659     (22,063)   (424,042)   (520,498)
      Per Unit            20.37       20.39        (.88)     (16.96)     (20.82)

  Original Limited
    Partner              21,447      21,459        (929)       -           -

  General
    Partners              5,361       5,365        (232)    (22,318)    (27,395)

Total assets at
  December 31        11,216,742  11,982,905  12,354,768  13,224,310  14,384,144

Long-term
  obligations
  at December 31      8,269,080  18,289,553  18,726,677  19,126,371  19,491,853

Distributions:

  Investor Limited
    Partners            793,086     594,752     396,500     396,500     297,495
      Per Unit            31.72       23.79       15.86       15.86       11.90

  Original Limited
    Partner              33,391      25,045      16,697      16,697      12,526

  General
    Partners              8,348       6,261       4,174       4,174       3,132

    The per Unit distributions for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were $31.72, $23.79, $15.86, $15.86, and $11.90, respectively, none of which represented a return of capital.

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

Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the potential refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1994, distributions were reinstituted and paid in August, 1994 at a rate of $3.97 per Unit and increased to an annual rate of $11.90 and $15.86 per Unit in 1995 and 1996, respectively. Thereafter, the Partnership continued semiannual distributions at an annual rate of $15.86 until February, 1998 at which time the Partnership increased the annual distribution rate to $23.79 per Unit. Beginning with the distribution paid in February, 1999, the General Partners increased the annual distribution rate to $31.72 per Unit, as a direct result of continued successful operations at the Partnership's properties.

    The Partnership is planning to spend approximately $1,900,000 for capital improvements at its properties in 2000. The Partnership believes that the improvements are necessary to compete in its current markets, produce quality rental units and absorb excess market supply at the properties' respective locations and to maintain current occupancy levels. Renovations include carpeting, appliances, pavement upgrades and both interior and exterior building improvements. The Partnership expects to fund these improvements from established reserves and cash generated from property operations to the extent available. In the event cash flow and reserves are not adequate to fund capital improvements the general partner may suspend distributions and/or increase borrowings.

    Financial Accounting Standards Board Statement No.137. ("FAS137") "Accounting for Derivative Instruments and Hedging Activities - deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133." FAS 137 amended FAS 133 by deferring the effective date to fiscal quarters of all fiscal years beginning after June 15, 2000. The General Partners believe that the implementation of FAS 137 will not have a material impact on the Partnership's financial statements.

Year 2000

    The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready. They have evaluated Year 2000 compliance issues with respect to its non-financial systems and have received assurances from third-party service providers (including but not limited to its telecommunications providers and banks) with regard to their Year 2000 readiness.

    The General Partners completed the testing and conversion of the Partnerships financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General

Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

    To date, the Partnership has not incurred, and does not expect to incur, any significant cost associated with being Year 2000 compliant.

    To date, the Partnership has not had, and does not expect to have, any Year 2000 related problems.

Operations

1999 compared to 1998

       Net income remained stable in 1999 when compared to 1998, with increases in total revenue offset by increases in total expenses.

       Total revenue increased in 1999 when compared to 1998, primarily due to rental rate increases implemented at all of the Partnership's properties.

       Total expenses increased in 1999 when compared to 1998, with increases in operating, maintenance and general and administrative expenses. These increases were partly offset by decreases in depreciation and interest expense. Operating expense increased in 1999 as a result of an increase in workmen's compensation expense over 1998 due to a favorable adjustment in 1998 as a result of favorable claims experience as well as increases in payroll and utility expenses. Maintenance increased due to increases in snow removal expenses at all properties during the first quarter, increases in landscaping expenses at Dorsey's Forge and Brookeville and increases in plumbing expenses at Dorsey's Forge and Hannibal Grove. General and administrative expenses increased as a result of increases in legal costs primarily associated with the Partnership's response to the unsolicited tender offer made by Madison Liquidity Investors 104, LLC to purchase Partnership units. Depreciation expense decreased as fixed assets previously purchased became fully depreciated. Interest expense decreased with the decrease in mortgage principal balances.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of both the Partnership and The Krupp Company, the other General Partner of the Partnership, is as follows:


                                         Position with
         Name and Age                    The Krupp Corporation
         ------------                    ---------------------
         Douglas Krupp (53)              President and Co-Chairman of the Board

         George Krupp (55)               Co-Chairman of the Board

         Wayne H. Zarozny (41)           Treasurer

     Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, mortgage banking, property management, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

     George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 16, 2000, beneficial owners of record owning more than 5% of the Partnership's 25,000 outstanding Units were as follows:

 Title         Name and Address             Amount and Nature     Percent
  of                  of                           of               of
 Class         Beneficial Owner            Beneficial Ownership    Class
--------   -------------------------       --------------------   -------
Investor   Equity Resource Fund
Limited      XIX Limited Partnership
Partner    14 Story Street
Units      Cambridge, MA 02138               1,524   Units(1)(2)    6.1%

Investor   Equity Resource Fund
Limited      XVI Limited Partnership
Partner    14 Story Street
Units      Cambridge, MA 02138               1,524   Units(1)(3)    6.1%

Investor   Equity Resource Cambridge
Limited      Fund Limited Partnership
Partner    14 Story Street
Units      Cambridge, MA 02138               1,524   Units(1)(4)    6.1%

Investor   Equity Resource General
Limited      Fund Limited Partnership
Partner    14 Story Street
Units      Cambridge, MA 02138               1,524   Units(1)(5)    6.1%

Investor   Equity Resource Brattle
Limited      Fund Limited Partnership
Partner    14 Story Street
Units      Cambridge, MA 02138               1,524   Units(1)(6)    6.1%

Investor   Equity Resources Bridge
Limited      Fund Limited Partnership
Partner    14 Story Street
Units      Cambridge, MA 02138               1,524   Units(1)(7)    6.1%

Investor   Equity Resources Group,
Limited      Incorporated
Partner    14 Story Street
Units      Cambridge, MA 02138               1,524   Units(1)(8)    6.1%

Investor   Eggert Dagbjartsson
Limited
Partner    14 Story Street
Units      Cambridge, MA 02138               1,524   Units(1)(9)    6.1%

Investor   Mark S. Thompson
Limited
Partner    14 Story Street
Units      Cambridge, MA 02138               1,524   Units(1)(10)   6.1%

Investor   James E. Brooks
Limited
Partner    14 Story Street
Units      Cambridge, MA 02138               1,524   Units(1)(11)   6.1%

Investor   KRF3 Acquisition Company, L.L.C.
Limited
Partner    One Beacon Street, Suite 1500
Units      Boston, MA 02108                 11,475.2  Units(1)(12)  45.9%

Investor   KRF Company, L.L.C.
Limited
Partner    One Beacon Street, Suite 1500
Units      Boston, MA 02108                 11,475.2  Units(1)(13)  45.9%

(1)According to the statement on Schedule 13D originally filed on September 17, 1996 by Equity Resources Group, Incorporated ("Equity Resources"), Equity Resources Fund XVI Limited Partnership, Equity Resources Fund XIX Limited Partnership, Equity Resource General Fund Limited Partnership, Equity Resource Cambridge Fund Limited Partnership, Equity Resource Bridge Fund Limited Partnership, Equity Resource Brattle Fund Limited Partnership (collectively, "Equity"), James E. Brooks, Mark S. Thompson, and Eggert Dagbjartsson, as amended by Amendment No. 1 thereto dated April 14, 1997, Amendment No. 2 thereto, dated January 6, 2000 - Amendment No. 3 thereto dated January 28, 2000 and Amendment No. 4 thereto, dated February 16, 2000, (as amended, the "Equity/Krupp Schedule 13D"), each of Equity Resources, Equity, Mark S. Thompson, Eggert Dagbjartsson, KRF Company, L.L.C. ("KRF"), KRF3 Acquisition Company, L.L.C. ("KRF3"), The Krupp Family Limited Partnership - 94 ("Krupp-94"), Douglas Krupp and George Krupp (Messrs. Krupp, together with KRF, KRF3 and Krupp-94, the "KRF Affiliates") may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act by virtue of the execution of an Investment Agreement, dated as of January 6, 2000, by and among Equity, KRF and KRF3 (the "Investment Agreement") and a Voting Agreement dated as of January 6, 2000 by and among Equity, KRF and KRF3 (the "Voting Agreement"). According to the Equity/Krupp Schedule 13D, Equity, KRF and KRF3 entered into the Investment Agreement and the Voting Agreement for the purpose of facilitating a merger proposal (the "Proposal") made by KRF3 to acquire outstanding units for cash. According to the Equity/Krupp Schedule 13D, completion of the merger is subject to the satisfaction of a number of conditions, including the approval of the merger agreement and necessary amendments to the Amended Agreement of Limited Partnership, dated as of June 1, 1982, of the Partnership (the "Amendments") by the Holders of a majority of Units of the Partnership. According to the Equity/Krupp Schedule 13D, under the terms of the Voting Agreement, Equity has agreed that at any meeting of the partners of the Partnership, however called, and in any action by consent of the limited partners of the Partnership, Equity will vote (or cause to be voted) the units held of record or beneficially owned by it in favor of the Proposal and the Amendments. According to the Equity/Krupp
Schedule 13D, the Voting Agreement shall terminate on August 1, 2000 unless extended by agreement of each of the parties.

(2) According to the Equity/Krupp Schedule 13D, Equity Resource Fund XIX Limited Partnership has shared voting power over 1,524 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp
Schedule 13D, Equity Resource Fund XIX Limited Partnership has sole voting and dispositive power with respect to 413 units of the Partnership.

(3) According to the Equity/Krupp Schedule 13D, Equity Resource Fund XVI Limited Partnership has shared voting power over 1,524 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp
Schedule 13D, Equity Resource Fund XVI Limited Partnership has sole voting and dispositive power with respect to 916 units of the Partnership.

(4) According to the Equity/Krupp Schedule 13D, Equity Resource Cambridge Fund Limited Partnership has shared voting power over 1,524 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp
Schedule 13D, Equity Resource Cambridge Fund Limited Partnership has sole voting and dispositive power with respect to 95 units of the Partnership.

(5) According to the Equity/Krupp Schedule 13D, Equity Resource General Fund Limited Partnership has shared voting power over 1,524 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp
Schedule 13D, Equity Resource General Fund Limited Partnership has sole voting and dispositive power with respect to 40 units of the Partnership.

(6) According to the Equity/Krupp Schedule 13D, Equity Resource Brattle Fund Limited Partnership has shared voting power over 1,524 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp
Schedule 13D, Equity Resource General Fund Limited Partnership has sole voting and dispositive power with respect to 30 units of the Partnership.

(7) According to the Equity/Krupp Schedule 13D, Equity Resources Bridge Fund Limited Partnership has shared voting power over 1,524 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp
Schedule 13D, Equity Resource General Fund Limited Partnership has sole voting and dispositive power with respect to 30 units of the Partnership.

(8) According to the Equity/Krupp Schedule 13D, Equity Resources Group, Incorporated has shared voting power over 1,524 units of the Partnership solely with  respect  to the  proposed  merger.  Also,  according  to the  Equity/Krupp
Schedule 13D, Equity Resources Group, Incorporated has shared voting and dispositive power with respect to 1,494 units of the Partnership. (9) According to the Equity/Krupp Schedule 13D, Eggert Dagbjartsson has shared voting and dispositive power over 1,524 units of the Partnership.

(10) According to the Equity/Krupp Schedule 13D, Mark S. Thompson has shared voting power over 1,524 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp Schedule 13D, Mark S. Thompson has shared voting and dispositive power with respect to 165 units of the Partnership.

(11) According to the Equity/Krupp Schedule 13D, James E. Brooks has shared voting power over 1,524 units of the Partnership solely with respect to the proposed merger. Also, according to the Equity/Krupp Schedule 13D, James E.
Brooks has shared voting and dispositive power with respect to 1,494 units of the Partnership.

(12) According to the Equity/Krupp Schedule 13D, KRF3 has shared voting power over 1,524 units of the Partnership solely with respect to the proposed merger. According to the Equity/Krupp Schedule 13D, KRF3 has sole voting and dispositive power with respect to 11,991.5 units of the Partnership. As stated in the Equity/Krupp Schedule 13D, KRF3 may be deemed to have acquired beneficial ownership of the 1,524 units reported in the Equity/Krupp Schedule 13D pursuant to the terms of the Voting Agreement and the Investment Agreement.

(13) According to the Equity/Krupp Schedule 13D, in its capacity as the sole member of KRF3, KRF has shared voting power over 1,524 units of the Partnership solely with respect to the proposed merger. According to the Equity/Krupp
Schedule 13D, KRF has sole voting and dispositive power with respect to 11,991.5 units of the Partnership. As stated in the Equity/Krupp Schedule 13D, KRF may be deemed to have acquired beneficial ownership of the 1,524 units reported in the Equity/Krupp Schedule 13D pursuant to the terms of the Voting Agreement and the Investment Agreement. As stated in the Equity/Krupp Schedule 13D, Krupp-94 is the sole member of KRF, and therefore may also be deemed to (I) have shared voting power over 1,524 units of the Partnership solely with respect to the proposed merger and (ii) sole voting and dispositive power with respect to 11,991.5 units of the Partnership. As stated in the Equity/Krupp Schedule 13D, Douglas Krupp and George Krupp are the general partners of Krupp-94 and in such capacities may also be deemed to (I) share voting and dispositive power over 13,516.5 units of the Partnership solely with respect to the proposed merger and
(ii) share voting and dispositive power over 11,992.5 units of the Partnership with respect to all matters other than the proposed merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership does not have any directors, executive officers or nominees for election as director. Please see "Business - Recent Developments" above and Note G to the Consolidated Financial Statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)        1.     Consolidated Financial Statements - see Index to Consolidated
                  Financial  Statements  and  Schedule  included  under  Item 8
                  (AppendixA) on page F-2 of this Report.

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

                  (10.7) Agreements dated as of November 30, 1982, and related supplemental Agreement dated as of November 30, 1982 between George Krupp and Douglas Krupp, on behalf of themselves and others, and Shelter Corporation of Canada, Limited and Metropolitan Properties Co. Limited [Exhibit to Registrant's Report on Form 8-K dated January 10, 1983 (File 2-77155)].*

                  (10.8) Deed dated April 25, 1983 between Dorsey's Properties, Ltd. and D.O.H., Inc. relating to Dorsey's Forge [Exhibit 1 to Registrant's Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

                  (10.9) Deed dated April 25, 1983 between D.O.H., Inc. and Krupp Realty Fund, Ltd.-III relating to Dorsey's Forge [Exhibit 2 to Registrant's Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

                  (10.10) Modification and Restatement of Promissory Note dated April 28, 1993 by and between Krupp Realty Fund - III, Ltd. and John Hancock Mutual Life Insurance Company relating to Dorsey's Forge. [Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993. (File No. 0-11210)].*

                  (10.11) Modification and Restatement of Indemnity Deed of Trust and Security Agreement dated April 28, 1993 between Krupp Realty Fund, Ltd.-III and John Hancock Mutual Life Insurance Company relating to Dorsey's Forge [Exhibit 10.2 to Registrant's Report on Form 10- Q dated September 30, 1993. (File No. 0-11210)].*

                  (10.12) Property Management Agreement dated, December 19, 1986, between Krupp Realty Fund, Ltd.-III (as "Owner") and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc., relating to Dorsey's Forge [Exhibit 10.15 to Registrant's Annual Report on Form 10-K dated December 31, 1986 (File No. 0- 11210)].*

                  (10.13) Management Agreement dated December 19, 1986 between Krupp Realty Fund, Ltd.-III (as "Owner") and BRI OP Limited Partnership, formerly known as Berkshire
                           Property Management , a subsidiary of Berkshire Realty Company, Inc., relating to Oakland Meadows [Exhibit 10.16 to Registrant's Annual Report on Form 10-K dated December 31, 1986 (File No. 0-11210)].*

                  (10.14) Deed dated April 25, 1983 between Dorsey Properties Ltd., and D.O.H., Inc., relating to Oakland Meadows [Exhibit 4 to Registrant's Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

                  (10.15) Deed dated April 25, 1983 between D.O.H., Inc., and Krupp Realty Fund, Ltd.-III relating to Oakland Meadows [Exhibit 5 to Registrant's Amendment No. 1 to Form 8-K dated January 18, 1983 (File No. 2-77155)].*

                  (10.16) Modification and Restatement of Promissory Note dated April 28, 1993 between Krupp Realty Fund, Ltd.-III and John Hancock Mutual Life Insurance Company relating to Hannibal Grove. [Exhibit 10.3 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-11210)].*

                  (10.17) Modification and Restatement of Indemnity Deed of Trust and Security Agreement dated April 28, 1993 between Krupp Realty Fund, Ltd.-III and John Hancock Mutual Life Insurance Company relating to Hannibal Grove [Exhibit 10.4 to Registrant's Report on Form 10- Q for the quarter ended September 30, 1993. (File No. 0-11210)].*

                  (10.18) Management Agreement dated December 19, 1986 between Krupp Realty Fund, Ltd.-III (as "Owner") and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc., relating to Hannibal Grove [Exhibit
                           10.21 to Registrant's Annual Report on Form 10-K dated December 31, 1986 (File No. 0-11210)].*

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

     (C)     Reports on Form 8-K

           During the quarter ended December 31, 1999, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.


                               KRUPP REALTY FUND, LTD.-III

                               By:     The Krupp Corporation, a General Partner

                               By:     /s/ Douglas Krupp
                                       Douglas Krupp, President, Co-Chairman
                                       (Principal Executive Officer) and
                                       Director of The Krupp Corporation

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 2000.


Signatures                      Titles
----------                      ------

/s/ Douglas Krupp               President, Co-Chairman (Principal Executive
Douglas Krupp                   Officer) and Director of The Krupp
                                Corporation, a General Partner.

/s/ George Krupp                Co-Chairman (Principal Executive Officer) and
George Krupp                    Director of The Krupp Corporation, a
                                General Partner.

/s/ Wayne H. Zarozny            Treasurer (Principal Financial and Accounting
Wayne H. Zarozny                Officer) of the Krupp Corporation, a General
                                Partner.

                                   APPENDIX A

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY


















                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                               ITEM 8 OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1999

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants                                       F-3


Consolidated Balance Sheets for December 31, 1999
and December 31, 1998                                                   F-4


Consolidated Statements of Operations For the Years Ended
December 31, 1999, 1998 and 1997                                        F-5


Consolidated Statements of Changes in Partners' Deficit
For the Years Ended December 31, 1999, 1998 and 1997                    F-6


Consolidated Statements of Cash Flows For the Years Ended
December 31, 1999, 1998 and 1997                                        F-7


Notes to Consolidated Financial Statements                       F-8 - F-15


Schedule III - Real Estate and Accumulated Depreciation          F-16- F-17


All other schedules are omitted as they are not applicable or not required, or the information is provided in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Krupp Realty Fund, Ltd.-III and Subsidiary:


     In our opinion, the consolidated financial statements and the financial statement schedule listed in the index on page F-2 present fairly, in all material respects, the financial position of Krupp Realty Fund, Ltd.-III and its Subsidiary (the "Partnership") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP



February 25, 2000

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS

                                                1999              1998
                                            ------------      ------------

Multi-family apartment complexes,
  net of accumulated depreciation of
  $23,674,311 and $21,977,268
  respectively (Note D)                     $  9,075,632      $  9,784,836
Cash and cash equivalents (Note C)               722,318           932,065
Replacement reserve escrow (Note D)              231,443           160,954
Cash restricted for tenant
  security deposits                              235,985           229,416
Prepaid expenses and other assets                736,531           614,911
Deferred expenses, net of accumulated
  amortization of $304,751 and $258,861
  respectively                                   214,833           260,723
                                            ------------      ------------

    Total assets                            $ 11,216,742      $ 11,982,905
                                            ============      ============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note D)           $ 18,289,553      $ 18,726,677
  Accrued expenses and other liabilities
    (Note E)                                     715,397           601,319
  Due to affiliates (Note G)                      55,040           199,500
                                            ------------      ------------

    Total liabilities                         19,059,990        19,527,496
                                            ------------      ------------

Commitment (Note F)

Partners' deficit (Note F):
  Investor Limited Partners
    (25,000 Units outstanding)                (6,589,186)       (6,305,460)
  Original Limited Partner                      (921,681)         (909,737)
  General Partners                              (332,381)         (329,394)
                                            ------------      ------------


    Total Partners' deficit                   (7,843,248)       (7,544,591)
                                            ------------      ------------

    Total liabilities and Partners' deficit $ 11,216,742      $ 11,982,905
                                            ============      ============
















                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997




                                              1999         1998         1997
                                           ----------   ----------   ----------

Revenue:
  Rental                                   $7,779,790   $7,541,280   $7,224,085
  Other income                                 68,746       67,035       56,096
                                           ----------   ----------   ----------

    Total revenue                           7,848,536    7,608,315    7,280,181
                                           ----------   ----------   ----------

Expenses:
  Operating (Note G)                        2,153,446    2,004,219    2,041,820
  Maintenance                                 666,780      591,235      578,869
  Real estate taxes                           589,177      559,440      539,978
  General and administrative (Note G)         181,608       66,012      101,687
  Management fees (Note G)                    389,848      376,570      357,766
  Depreciation and amortization             1,742,933    1,806,516    1,980,892
  Interest (Note D)                         1,588,576    1,667,840    1,702,393
                                           ----------   ----------   ----------

    Total expenses                          7,312,368    7,071,832    7,303,405
                                           ----------   ----------   ----------

Net income (loss) (Note H)                 $  536,168   $  536,483   $  (23,224)
                                           ==========   ==========   ==========

Allocation of net income (loss) (Note F):

  Investor Limited Partners
    (25,000 Units outstanding)             $  509,360   $  509,659   $  (22,063)
                                           ==========   ==========   ==========

  Investor Limited Partners
    Per Unit                               $    20.37   $    20.39   $     (.88)
                                           ==========   ==========   ==========

  Original Limited Partner                 $   21,447   $   21,459   $     (929)
                                           ==========   ==========   ==========

  General Partners                         $    5,361   $    5,365   $     (232)
                                           ==========   ==========   ==========



















                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the Years Ended December 31, 1999, 1998 and 1997



                          Investor       Original                   Total
                          Limited        Limited      General       Partners'
                          Partners       Partner      Partners      Deficit
                         -----------    ---------    ---------    ------------
Balance at
  December 31, 1996      $(5,801,804)   $(888,525)   $(324,092)   $ (7,014,421)

Net loss                     (22,063)        (929)        (232)        (23,224)

Distributions               (396,500)     (16,697)      (4,174)       (417,371)
                         -----------    ---------    ---------     -----------

Balance at
  December 31, 1997      (6,220,367)     (906,151)    (328,498)     (7,455,016)

Net income                  509,659        21,459        5,365         536,483

Distributions              (594,752)      (25,045)      (6,261)       (626,058)
                         -----------    ---------     --------     -----------

Balance at
  December 31, 1998      (6,305,460)     (909,737)    (329,394)     (7,544,591)

Net income (Note F)         509,360        21,447        5,361         536,168

Distributions (Note F)     (793,086)      (33,391)      (8,348)       (834,825)
                         -----------    ---------    ---------     -----------

Balance at
  December 31, 1999      $(6,589,186)   $(921,681)   $(332,381)    $(7,843,248)
                         ===========    =========    =========     ===========

The per Unit distribution for the years ended December 31, 1999, 1998 and 1997 were $31.72, $23.79 and $15.86, respectively, none of which represented a return of capital.
























                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997



                                             1999         1998          1997
                                          -----------  -----------  -----------
Cash flows from operating activities:
  Net income (loss)                       $   536,168  $   536,483  $   (23,224)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization             1,742,933    1,806,516    1,980,892
  Interest earned on replacement reserve
    escrow                                     (8,594)      (7,392)      (4,889)
  Changes in assets and liabilities:
    Decrease (increase) in cash
      restricted for tenant security
      deposits                                 (6,569)     (26,725)     (18,933)
    Decrease (increase) in prepaid
      expenses and other assets              (121,620)     (19,215)       7,394
    Increase (decrease) in due to
      affiliates                             (144,460)     199,500         -
    Increase (decrease) in accrued
      expenses and other liabilities          111,791      (82,094)     (54,465)
                                          -----------  -----------  ------------

        Net cash provided by
          operating activities              2,109,649    2,407,073    1,886,775
                                          -----------  -----------  -----------

Cash flows from investing activities:
  Additions to fixed assets                  (987,839)  (1,025,693)    (949,541)
  Increase (decrease) in accrued expenses
    and other liabilities related to
    fixed asset additions                       2,287         -          (9,000)
  Withdrawals from replacement reserve
    escrow                                       -          86,111         -
  Deposits to replacement reserve escrow      (61,895)     (61,895)     (61,895)
                                          -----------  -----------  -----------

       Net cash used in investing
         activities                        (1,047,447)  (1,001,477)  (1,020,436)
                                          -----------  -----------  ------------

Cash flows from financing activities:
  Principal payments on mortgage
    notes payable                            (437,124)    (399,694)    (365,482)
  Distributions                              (834,825)    (626,058)    (417,371)
                                          -----------  -----------  -----------
       Net cash used in
         financing activities              (1,271,949)  (1,025,752)    (782,853)
                                          -----------  -----------  -----------

Net (decrease) increase in cash and
  cash equivalents                           (209,747)     379,844       83,486

Cash and cash equivalents, beginning
  of the year                                 932,065      552,221      468,735
                                          -----------  -----------  -----------

Cash and cash equivalents, end of
  the year                                $   722,318  $   932,065  $   552,221
                                          ===========  ===========  ===========





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

     KRF-III issued all of the General Partner Interests to The Krupp Company, a Massachusetts limited partnership, and The Krupp Corporation, a
     Massachusetts corporation, in exchange for capital contributions aggregating $1,000. Except under certain limited circumstances upon termination of KRF-III, the General Partners are not required to make any additional capital contributions. KRF- III also issued all of the Original Limited Partner Interests to The Krupp Company in exchange for a capital contribution of $4,000. The Original Limited Partner is not required to make any additional capital contributions to KRF-III.

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

B.   Significant Accounting Policies, Continued

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

         Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

            Buildings and improvements                           5 to 25 years
            Appliances, carpeting and equipment                  3 to 8 years

         Impairment of Long-Lived Assets

         Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value.

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










                                    Continued

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

B.   Significant Accounting Policies, Continued

         Descriptive Information About Reportable Segments

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

         All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Partnership's total revenue during 1999, 1998 or 1997.


C.   Cash and Cash Equivalents

     Cash and cash equivalents consisted of the following:

                                                            December 31,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------

       Cash and money market accounts             $   373,380       $   682,656
       Commercial paper                               348,938           249,409
                                                  -----------       -----------

                                                  $   722,318       $   932,065
                                                  ===========       ===========





























                                    Continued

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

D.   Mortgage Notes Payable

         The properties owned by the Partnership are pledged as collateral for the non- recourse mortgage notes outstanding at December 31, 1999 and 1998. Mortgage notes payable consisted of the following:


                                    Principal          Annual
                            ------------------------- Interest
         Property               1999          1998      Rate      Maturity Date
     ----------------       -----------   ----------- ---------  ---------------
     Brookeville
       Apartments           $ 8,351,909   $ 8,428,579     7.75%   August 1, 2028

     Dorsey's Forge
       Apartments and
       Oakland Meadows
       Apartments             4,210,866     4,363,601     9.25%      May 3, 2000

     Hannibal Grove
       Apartments             5,726,778     5,934,497     9.25%      May 3, 2000
                            -----------   -----------

              Total         $18,289,553   $18,726,677
                            ===========   ===========

         Brookeville Apartments

         The property is subject to a non-recourse mortgage note in the original amount of $8,755,000, insured by the Department of Housing and Urban Development ("HUD"). The mortgage note requires monthly payments of $60,600 consisting of principal and interest at the rate of 7.75% per annum. In addition, the Partnership is required to fund a monthly deposit of $5,158 to an escrow account to be used for future property replacements and improvements and a mortgage insurance premium deposit equal to .5% per annum of the outstanding principal balance. The note matures on August 1, 2028. In accordance with HUD regulations, distributions are limited to the extent of Surplus Cash, as defined by the Regulatory Agreement. The mortgage note payable is collateralized by the property and may be prepaid during the five years beginning August 1, 1998, subject to an annual declining prepayment penalty of 5% to 1%, respectively. After August 1, 2003, there is no prepayment penalty.

         Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $8,010,000 and $9,446,000 at December 31, 1999 and 1998, respectively.

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

                                    Continued

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

D.   Mortgage Notes Payable, Continued

         Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt for Hannibal and Dorsey's is approximately $5,746,000 and $4,225,000 at December 31, 1999 and $6,118,000 and $4,449,000 at
         December 31, 1998, respectively.

     Due to restrictions on transfers and prepayment, the Partnership may be unable to refinance certain mortgage notes payable at such calculated fair value.

     The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2004 are $10,020,473, $89,480, $96,667 $104,430 and $112,818.

     During 1999, 1998 and 1997 the Partnership paid $1,588,076,  $1,625,506 and
     $1,659,719 of interest, respectively, on its mortgage notes.

E.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following at December 31, 1999 and 1998:

                                                  1999                1998
                                                --------            --------
       Accounts payable                         $ 45,864            $  1,016
       Accrued real estate taxes                 185,418             161,258
       Other liabilities                         206,077             191,934
       Tenant security deposits                  249,710             219,272
       Prepaid rent                               28,328              27,839
                                                --------            --------
                                                $715,397            $601,319
                                                ========            ========

F.   Partners' Deficit

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


F.   Partners' Deficit, Continued

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

     As of December 31, 1999, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                                 Investor     Original
                                 Limited      Limited    General
                                 Partners     Partner    Partners     Total
                               ------------  ---------  ---------  ------------
       Capital contributions   $ 25,000,000  $   4,000  $   1,000  $ 25,005,000
       Syndication costs         (3,486,600)      -          -       (3,486,600)
       Cash distributions
         from operations        (11,499,959)  (484,204)  (121,049)  (12,105,212)
       Cash distributions from
         refinancing proceeds    (5,173,000)      -       (52,252)   (5,225,252)
       Net loss from operations (20,832,294)  (837,378)  (259,056)  (21,928,728)
       Net income from capital
         transaction              9,402,667    395,901     98,976     9,897,544
                               ------------  ---------  ---------  ------------
       Balance at
         December 31, 1999     $ (6,589,186) $(921,681) $(332,381) $ (7,843,248)
                               ============  =========  =========  ============

G.   Related Party Transactions

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







                                    Continued

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

G.   Related Party Transactions, Continued

     Amounts paid to the General Partners' affiliates during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                     1999              1998             1997
                                  ---------         ---------        ---------

       Property management fees   $ 389,848         $ 376,570        $ 357,766
       Expense reimbursements       163,898           163,891          179,032
                                  ---------         ---------        ---------

         Charged to operations    $ 553,746         $ 540,461        $ 536,798
                                  =========         =========        =========

     Due to affiliates consisted of expense reimbursements of $55,040 and $199,500 at December 31, 1999 and 1998, respectively.

H.   Federal Income Taxes

     For federal income tax purposes, the Partnership is depreciating property under the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS"), depending on which is applicable.

     The reconciliation of the net income (loss) reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's 1999, 1998 and 1997 federal income tax returns is as follows:

                                              1999         1998         1997
                                           ----------   ----------   ----------
       Net income (loss) per Consolidated
         Statement of Operations           $  536,168   $  536,483   $  (23,224)

       Difference in book to tax
         depreciation and amortization      1,000,678    1,164,574      557,885
                                           ----------   ----------   ----------

       Net income (loss) for federal
         income tax purposes               $1,536,846   $1,701,057   $  534,661
                                           ==========   ==========   ==========

     The allocation of the net income for federal income tax purposes for the year ended December 31, 1999 is as follows:

                                  Portfolio         Passive
                                   Income            Income             Total
                                  ---------        ----------        ----------
       Investor Limited Partners  $  64,040        $1,395,964        $1,460,004

       Original Limited Partner       2,696            58,778            61,474

       General Partners                 674            14,694            15,368
                                  ---------        ----------        ----------
                                  $  67,410        $1,469,436        $1,536,846
                                  =========        ==========        ==========

     During the years ended December 31, 1999, 1998 and 1997 the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes was $58.40, $64.64 and $21.17, respectively.

     The basis of the Partnership's assets for financial reporting purposes exceeds its tax basis by approximately $1,287,000 and $2,288,000 at December 31, 1999 and 1998, respectively. The tax and book basis of the Partnership's liabilities are the same at December 31, 1999 and 1998.


                                    Continued

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

     I. Subsequent Event

On January 28, 2000 KRF3 Acquisition Company, L.L.C. ("KR3"), KRF Company, L.L.C., and The Krupp Family Limited Partnership - 94, affiliates of the General Partner, filed a Transaction Statement on Schedule 13E-3 with the Securities and Exchange Commission (the "SEC") with respect to KR3's proposal to merge KRF-III with and into KR3. Under the terms of the proposed merger, each unitholder of KRF-III other than KR3 and certain unitholders that have agreed to reinvest their units in KR3 will receive $600 in cash for each outstanding investor limited partnership interest owned by it. KR3 was initially organized for the purpose of effecting a tender offer for the units of the Partnership, pursuant to which it acquired 10,304 units, or approximately 41.2% of the outstanding units, for a price of $550 per unit, in June 1999. KR3 later purchased a total of 1,637.5 units, for a price of $600 per unit, from various investment management professionals, increasing its ownership to approximately 47.9% of the outstanding units. The General Partners of the Partnership have filed definitive proxy materials with the SEC, which is subject to certain conditions, including approval by unitholders of the merger and related amendments to KRF-III's partnership agreement with respect to the proposed merger. KRF-III estimates that the merger, if approved by unitholders, will be completed in the second quarter of 2000.

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999



                                                      Costs Capitalized
                                                       Subsequent to
                           Initial Costs to Partnership Acquisition
                            --------------------------   ---------
                                          Buildings     Buildings
                                             and           and     Depreciable
   Description   Encumbrances    Land    Improvements  Improvements   Life
---------------- ------------  -------- -----------  --------------- --------
Brookeville
Apartments
Columbus, OH    $ 8,351,909 $  623,126 $ 8,312,134  $  4,443,689   3 to 25 years

Hannibal Grove
Apartments
Columbia, MD      4,210,866    518,519   6,883,945     4,607,191   3 to 25 years

Dorsey's Forge &
Oakland Meadows
Apartments
Columbia, MD      5,726,778    340,956   4,521,895     2,498,488   3 to 25 years
                ----------- ---------- -----------  ------------

    Total       $18,289,553 $1,482,601 $19,717,974  $ 11,549,368
                =========== ========== ===========  ============

                    Gross Amounts Carried at
                          End of Year
                -------------------------------
                         Buildings                                      Year
                          and                   Accumulated  Year   Construction
  Description     Land   Improvements   Total   Depreciation Acquired Completed
--------------- -------- ------------ --------- ------------ -------- ----------

Brookeville
Apartments
Columbus, OH   $  623,126 $12,755,823 $13,378,949 $ 9,760,605   1983      1975

Hannibal Grove
Apartments
Columbia, MD      518,519  11,491,136  12,009,655   8,788,605   1983      1970

Dorsey's Forge &
Oakland Meadows
Apartments
Columbia, MD      340,956   7,020,383   7,361,339   5,125,101   1983      1970
               ---------- ----------- ----------- -----------

      Total    $1,482,601 $31,267,342 $32,749,943 $23,674,311
               ========== =========== =========== ===========














                                    Continued

                   KRUPP REALTY FUND, LTD.-III AND SUBSIDIARY

                                December 31, 1999


Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1999:

                                       1999           1998           1997
                                   -----------    -----------    -----------
  Real Estate
  -----------
  Balance at beginning of year     $31,762,104    $30,736,411    $29,786,870

  Acquisition and improvements         987,839      1,025,693        949,541
                                   -----------    -----------    -----------

  Balance at end of year           $32,749,943    $31,762,104    $30,736,411
                                   ===========    ===========    ===========

  Accumulated Depreciation             1999           1998           1997
  ------------------------         -----------    -----------    -----------
  Balance at beginning of year     $21,977,268    $20,216,642    $18,281,640

  Depreciation expense               1,697,043      1,760,626      1,935,002
                                   -----------    -----------    -----------

  Balance at end of year           $23,674,311    $21,977,268    $20,216,642
                                   ===========    ===========    ===========



Note: The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost for federal income tax purposes at December 31, 1999 is $32,763,515, and the aggregate accumulated depreciation for federal income tax purposes is $24,966,748.